Form 10-Q
period 1997-03-31
LAFAYETTE BANCORPORATION
filed 1997-06-30
CIK 1035373

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
       QUARTERLY PERIOD ENDED MARCH 31, 1997.

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
       TRANSITION PERIOD FROM ___ TO ___.

Commission file number 000-22469

                            LAFAYETTE BANCORPORATION
             (Exact name of registrant as specified in its charter)

       INDIANA                                      35-1605492
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

133 North 4th Street, Lafayette, Indiana                          47902
(Address of principal executive offices)                          (Zip Code)

(765) 423-7100
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1994 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days: Yes (x) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                   Outstanding at March 31, 1997
Common Stock,                   1,965,050 shares
without par value

                            LAFAYETTE BANCORPORATION

                                      INDEX


PART I.        FINANCIAL INFORMATION

Item 1.

       Consolidated Balance Sheets  --  March 31, 1997
       and December 31, 1996

       Consolidated Statements of Income  --  Three
       Months Ended March 31, 1997 and 1996

       Consolidated Statements of Cash Flows  --  Three
       Months Ended March 31, 1997 and 1996

       Notes to Consolidated Financial Statements  --
       March 31, 1997

Item 2.

       Management's Discussion and Analysis of Financial
       Condition and Results of Operations


PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

       a)      Exhibits

               11     Statement of Computation of Per Share
                      Earnings

               27     Financial Data Schedule

       b)      Reports on Form 8-K



SIGNATURES

ITEM 1.
                            LAFAYETTE BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                   March 31,      December 31,
                                                                     1997             1996
ASSETS
Cash and due from banks                                           $    17,124     $    21,330
Federal funds sold                                                         -            8,050
   Total cash and cash equivalents                                     17,124          29,380
Securities available-for-sale (at market)                              81,604          88,206
Securities held-to-maturity (market value $6,161
  and $6,147)                                                           6,196           6,156
Loans held for sale                                                     4,414           5,877
Loans                                                                 274,266         268,940
   Less:  Allowance for loan losses                                   (3,160)         (3,198)
     Loans, net                                                       271,106         265,742
Federal Home Loan Bank stock (at cost)                                  1,116           1,116
Premises, furniture and equipment, net                                  6,219           6,355
Accrued interest receivable and other assets                           11,062          11,559

        Total assets                                              $   398,841     $   414,391


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Noninterest-bearing deposits                                   $    38,375     $    43,579
   Interest-bearing demand and savings deposits                       143,156         135,883
   Interest-bearing time deposits                                     158,486         162,088
     Total deposits                                                   340,017         341,550
   Short-term borrowings                                               10,026          24,521
   Long-term debt                                                       8,831           9,265
   Accrued interest payable and other liabilities                       4,900           4,409
     Total liabilities                                                363,774         379,745

Commitments and contingent liabilities

Shareholders' equity
   Common stock, no par value:  5,000,000 shares authorized;
   1,975,973  shares issued; and 1,965,050 shares outstanding           1,976           1,976
   Additional paid-in capital                                          19,368          19,368
   Retained earnings                                                   14,589          13,705
   Unrealized gain (loss) on securities available-for-sale,
     net of tax (($508) and ($204))                                     (774)           (311)
   Less:  Treasury stock, at cost (10,923 shares)                        (92)            (92)
     Total shareholders' equity                                        35,067          34,646

        Total liabilities and shareholders' equity                $   398,841     $   414,391

                            LAFAYETTE BANCORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 1997 and 1996
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

                                                                      1997            1996

Interest income
   Loans                                                          $     6,084     $     5,269
Taxable securities                                                      1,060           1,131
   Tax exempt securities                                                  238             227
   Other                                                                  169             108
     Total interest income                                              7,551           6,735
Interest expense
   Deposits                                                             3,424           3,010
   Short-term borrowings                                                  182             174
   Long-term debt                                                         140             134
     Total interest expense                                             3,746           3,318
Net interest income                                                     3,805           3,417
Provision for loan losses                                                  60              60
Net interest income after provision for loan losses                     3,745           3,357
Noninterest income
   Income from fiduciary activities                                       204             208
   Service charges on deposit accounts                                    288             244
   Net realized gain on securities                                         29              41
   Net gain on loan sales                                                 131             111
   Other service charges and fees                                         110             103
   Other operating income                                                 114             120
     Total noninterest income                                             876             827
Noninterest expense
   Salaries and employee benefits                                       1,705           1,518
   Occupancy expenses, net                                                219             189
   Equipment expenses                                                     228             262
   Other operating expenses                                               780             685
     Total noninterest expense                                          2,932           2,654
Income before income taxes                                              1,689           1,530
Income taxes                                                              569             529
Net income                                                        $     1,120     $     1,001
Earnings per share:
   Net income per share                                           $        .57    $        .51

                            LAFAYETTE BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1997 and 1996
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                              1997         1996
Cash flows from operating activities
   Net income                                              $   1,120    $   1,001
   Adjustments to reconcile net income to net cash
     from operating activities
     Depreciation                                                159          187
     Unrealized loss on other real estate                          -           34
     Premium amortization, net of discount accretion              98           67
     Provision for loan losses                                    60           60
     Net realized gain on securities                            (29)         (41)
     Net realized (gain) loss on sale of :
        Other real estate                                          1            -
     Change in assets and liabilities:
        Loans held for sale                                    1,463          152
        Accrued interest receivable and other assets             691          258
        Accrued interest payable and other liabilities           491          144
           Net cash from operating activities                  4,054        1,862
Cash flows from investing activities
   Purchase of securities available-for-sale                 (6,217)     (21,629)
   Proceeds from sales of securities available-for-sale        5,991       13,900
   Proceeds from maturities of securities available-for-sale   6,004        4,419
   Purchase of securities held-to-maturity                     (160)            -
   Proceeds from maturities of securities held-to-maturity       118        1,095
   Loans made to customers, net of payments collected        (5,424)      (2,653)
   Property and equipment expenditures                          (23)         (64)
   Proceeds from sales of other real estate                       99          239
     Net cash from investing activities                          388      (4,693)
Cash flows from financing activities
   Net change in deposit accounts                            (1,533)      (7,759)
   Net change in short-term borrowings                      (14,495)      (6,279)
   Payments on long-term debt                                  (434)        (480)
   Dividends paid                                              (236)        (213)
           Net cash from financing activities               (16,698)     (14,731)
Net change in cash and cash equivalents                     (12,256)     (17,562)
Cash and cash equivalents at beginning of year                29,380       34,229
Cash and cash equivalents at end of year                   $  17,124    $  16,667


Supplemental disclosures of cash flow information
   Cash paid during the period for:
     Interest                                              $   3,748    $   3,285
     Income taxes                                                114          288

Non-cash investing activity
   Loans transferred to other real estate                  $       -    $       -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                          (Dollar amounts in thousands)
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The significant accounting policies followed by Lafayette Bancorporation (the "Corporation") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The consolidated interim financial statements have been prepared in accordance with Generally Accepted Accounting Principles and in accordance with instructions to Form 10-Q and may not include all information and footnotes normally disclosed for full annual financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature.


NOTE 2 - PER SHARE DATA

The weighted average number of shares used in calculating earnings and dividends per share amounts were 1,965,050 and 1,965,320 for March 31, 1997 and
March 31, 1996, respectively. The weighted average number of shares have been retroactively restated for stock dividends.


NOTE 3 - SECURITIES

The amortized cost and estimated market values of securities are as follows at March 31, 1997:

                                               Amortized                 Estimated
                                                 Cost                  Market Value
Securities Available-for-Sale
U.S. Government and its agencies              $  38,048                 $  37,509
Obligations of states and political
 M subdivisions                                  11,485                    11,432
Corporate obligations                             1,250                     1,286
Mortgage-backed and other asset-backed
  securities                                     32,103                    31,377
                                              $  82,886                 $  81,604

Securities Held-to-Maturity

Obligations of states and political
subdivisions                                  $    6,196                $   6,161

/TABLE

The amortized cost and estimated market values of securities are as follows at December 31, 1996:

                                               Amortized                 Estimated
                                                 Cost                  Market Value
Securities Available-for-Sale
U.S. Government and its agencies              $  36,116                 $  35,938
Obligations of states and political subdivisions 17,358                    17,480
Corporate obligations                             1,249                     1,301
Mortgage-backed and other asset-backed securities33,998                    33,487
                                              $  88,721                 $  88,206

Securities Held-to-Maturity

Obligations of states and political subdivisions$  6,156                $     6,147

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                          (Dollar amounts in thousands)
                                   (Unaudited)


NOTE 4 - LOANS

Loans are comprised of the following:


                                                                   March 31,      December 31,
                                                                     1997             1996

       Commercial and agricultural loans                         $     111,305   $     108,470
       Residential real estate loans                                   108,458         104,547
       Installment loans to individuals                                 54,503          54,924
       Commercial paper                                                      -             999

          Total loans                                            $     274,266   $     268,940


NOTE 5 - ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses is as follows:

                                                    1997             1996
   Balance, January 1                            $     3,198      $     3,200
   Provision charged to operations                        60               60
   Loans charged off                                   (155)            (172)
   Recoveries on loans previously charged off             57               49

   Balance, March 31                             $     3,160      $     3,137


NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings are comprised of the following:

                                                                   March 31,      December 31,
                                                                     1997             1996
       Repurchase agreements                                     $       8,874   $      23,497
       Treasury tax and loan open-end note                               1,152           1,024

                                                                 $      10,026   $      24,521

ITEM 2.
                            LAFAYETTE BANCORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)

Lafayette Bancorporation (the "Corporation") is a one-bank holding company located in Lafayette, Indiana, and conducts business from thirteen offices in Tippecanoe and White Counties, Indiana. The Corporation provides a wide range of commercial and personal banking activities, including accepting deposits; making commercial and consumer loans; originating mortgage loans; providing personal and corporate trust services; providing investment advisory and brokerage services; and providing auto, homeowners, and other insurance products.

RESULTS OF OPERATIONS

Net Income

The Corporation earned $1,120, or $.57 per share for the first quarter of 1997 compared to $1,001, or $.51 per share for the first quarter of 1996. The $119, or 11.9% increase in net income is attributable primarily to higher net interest income as a result of the earnings generated by the growth in the loan portfolio.

Return on average assets (ROA) was 1.10% for the periods ending March 31, 1997 and 1996, while return on average equity (ROE) was 12.80% and 12.39% for the periods ending March 31, 1997 and 1996, respectively.

Net Interest Income

Net interest income is the most significant component of the Corporation's earnings. Net interest income is the difference between interest and fees realized on earning assets, primarily loans and securities, and interest paid on deposits and other borrowed funds.
The net interest margin is this difference expressed as a percentage of average earning assets. Net interest income is determined by several factors, including the volume of earning assets and liabilities, the mix of earning assets and liabilities, and interest rates.
For the three months ended March 31, 1997 and 1996, net interest income was $3,805 and $3,417, respectively.
This represents a $388, or 11.3% increase over the prior year.

Interest income for the three month period ending March
31, 1997 and 1996 was $7,551 and $6,735, respectively.
Total interest expense was $3,746 and $3,318 for the same three month period ending March 31, 1997 and 1996, respectively.

Interest and fees on loans increased to $6,084 for the first three months of 1997, compared to $5,269 for the first three months of 1996. This $815, or 15.5% increase was attributable primarily to the $43,093, or 18.6% growth experienced in the Corporation's loan portfolio. Total interest expense increased to $3,746 for the first three months of 1997, compared to $3,318
for the same 1996 time period. This $428, or 12.9% increase was a result of approximately 10.0% deposit growth since the beginning of 1996, in conjunction with a shift in deposit mix.

The following table summarizes the Corporation's net interest income (on a tax-equivalent basis) for each of the periods presented. A marginal federal income tax rate of 34% for each period was used.


                               Three Months                  Change from
                              Ended March 31,               Prior Period
                            1997          1996           Amount      Percent
Interest income            $7,699         $6,856           $843        12.3%

Interest expense            3,746          3,318            428        12.9%

   Net interest income     $3,953         $3,538           $415        11.7%


Net interest income, on a tax equivalent basis, for the first three months of 1997 was $415, or 11.7% higher than for that same three month period ending March 31, 1996. The net interest margin, on a tax equivalent basis for the three months ending March 31, 1997 and 1996 was 4.28% and 4.31%, respectively.

The slight decrease in the net interest margin in 1997 compared with 1996 was primarily attributable to the shift in the deposit mix. The Corporation experienced a movement from savings and interest-bearing checking accounts to higher rate money market accounts, causing a larger percentage increase in interest expense than in interest income.

Provision for Loan Losses and Asset Quality

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount believed by management to be sufficient to absorb losses inherent in the credit portfolio. Management conducts, on a quarterly basis, a detailed evaluation of the adequacy of the allowance.

The consolidated provision for loan losses was $60 for the first three months of 1997 and 1996. The allowance for loan losses at March 31, 1997 was $3,160 compared to $3,198 at December 31, 1996. Net charge-offs were
$98 and $123 for the first three months of 1997 and 1996, respectively, a decrease of $25, or 20.3%.

Nonperforming loans include nonaccrual loans, restructured loans, and loans delinquent 90 days or more. Loans are classified as nonaccrual when management believes that collection of interest is doubtful, typically when payments are past due 90 days, unless the loans are well secured and in the process of collection.


The following table indicated the composition of nonperforming loans:

                                                                   March 31,      December 31,
                                                                     1997             1996
       Loans past due 90 days or more                            $       1,141   $         735
       Non-accrual loans                                                   131             178
       Restructured loans                                                  343             482

          Total nonperforming loans                              $       1,615   $       1,395

Management believes overall asset quality has not declined despite an increase in the nonperforming loan totals. Although loans past due 90 days or more increased approximately $406, the increase was the result of only one commercial loan. Non-accrual and restructured totals have declined since December 31, 1996.

Noninterest Income and Expense

Noninterest income totaled $876 for the first three months of 1997, compared to $827 for that same period of 1996, an increase of $49, or 5.9%. Service charges on deposit accounts, which comprise the largest component of noninterest income, were $288 and $244, for the three months ending March 31, 1997 and 1996, respectively. This $44, or 18.0% increase was primarily a result of the increasing number of fee-generating transactions originated from the two supermarket banking facilities that were opened in December, 1996 and March, 1997.

Net gain on loan sales originated and sold in the secondary mortgage market also increased 18% for the first three months of 1997 compared to the first three months of 1996. The $20 increase was primarily a result of increased loan volume due to the strength of the local economy.

Noninterest expense totaled $2,932 for the first three months of 1997, compared to $2,654 for that same period of 1996, an increase of $278, or 10.5%. Salary and employee benefits expense was $1,705 for the first three months of 1997, an increase of $187, or 12.3%, from the $1,518 for the first three months of 1996.
The increase was a result of a higher employment level combined with salary and wage rate increases.

Occupancy expense was $219 for the first three months of 1997, an increase of $30, or 15.9%, compared to the first three months of 1996. The addition of the second supermarket banking facility, along with the September, 1996 acquisition of the Monticello branch from National
City Bank, resulted in higher expenses during 1997.

Equipment expenses were $228 for the first three months of 1997, a decrease of $34, or 13.0%, compared to the $262 for the first three months of 1996. Depreciation expense was reduced as a result of a large number of fixed assets becoming fully depreciated.

Other operating expenses were $780 for the first three months of 1997, an increase of $95, or 13.9%, compared to $685 for the first three months of 1996. Of this increase, advertising, telephone, and goodwill amortization accounted for $55, or 57.9% for the first three months of 1997 compared to the same period in 1996.


Income Taxes

Income taxes were $569 for the first three months of 1997 compared to $529 for the first three months of 1996, an increase of $40, or 7.6%. This increase can be attributed primarily to the increased earnings the Corporation experienced.

FINANCIAL CONDITION

Total assets were $398,841 at March 31, 1997 compared to $414,391 at December 31, 1996. Although net loans increased $5,364 during the first three months of 1997, total cash and cash equivalents declined $12,256, and investment securities declined $6,562 to comprise the majority of the $15,550, or 3.8% decrease in total assets.

Deposits at March 31, 1997 were $340,017, which was a decrease of less than one-half percent from the total deposits reported three months earlier. Short-term borrowings were $10,026 and $24,521 at March 31, 1997 and December 31, 1996, respectively. The $14,495 decrease was a result of repurchase agreements totaling
$12,735 which matured during the first three months of 1997.

Long-term debt was $8,831 and $9,265 at March 31, 1997 and December 31, 1996, respectively, and consist of mortgage advances obtained through the Corporation's membership with the Federal Home Loan Bank of Indianapolis. The decline in the balance through the first three months of 1997 was a result of principal repayments.

Capital

The Corporation and Bank are subject to various regulatory capital guidelines as required by federal and state banking agencies. These guidelines define the various components of core capital and assign risk weights to various categories of assets.

Tier 1 capital consists of shareholders' equity less goodwill, core deposit intangibles, and the unrealized gain or loss on securities available-for-sale, as defined by bank regulators. The definition of Tier 2 capital includes the amount of allowance for loan losses which does not exceed 1.25% of gross risk weighted assets. Total capital is the sum of Tier 1 and Tier 2 capital.

The minimum requirements under the capital guidelines are a 4.00% leverage ratio (Tier 1 capital divided by average assets less intangible assets and unrealized gains/losses), a 4.00% Tier 1 risk-based capital ratio
(Tier 1 capital divided by risk-weighted assets), and a 8.00% total capital ratio (Tier 1 capital plus Tier 2 capital divided by risk-weighted assets).

The Federal Deposit Insurance Corporation Improvement
Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under these regulations, a "well-capitalized" institution must achieve a Tier 1 risk-based capital ratio of at least 6.00%, and a total capital ratio of at least 10.00%, and a leverage ratio of at least 5.00% and not be under a capital directive order. Failure to meet capital requirements can initiate regulatory action that could have a direct material effect on the Corporation's financial statements. If adequately capitalized; regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions, asset growth, and expansion is limited, in addition to the institution being required to submit a capital restoration plan.

Management believes the Corporation and the Bank met all the capital requirements as of March 31, 1997 and December 31, 1996, and was well capitalized under the guidelines established by the banking regulators. To be well capitalized, the Corporation and Bank must maintain the prompt corrective action capital guidelines described above.

At March 31, 1997 and December 31, 1996, management was not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material effect on the Corporation's consolidated liquidity, capital resources or operations

The Corporation's actual consolidated capital amounts and ratios are presented in the following table. The
Bank's actual capital amounts and ratios are not materially different from the consolidated amounts below.

                                                                   March 31,      December 31,
                                                                     1997             1996
     Tier 1 capital
       Shareholders' equity                                      $      35,067   $      34,646
       Less:  Intangibles                                                (931)           (948)
       Add/less:  Unrealized loss/(gain) on securities                     774             311

          TOTAL TIER 1 CAPITAL                                   $      34,910   $      34,009

     Total capital
       Tier 1 capital                                            $      34,910   $      34,009
       Allowable allowance for loan losses                               3,160           3,198

          TOTAL  CAPITAL                                         $      38,070   $      37,207

     RISK WEIGHTED ASSETS                                        $     277,876   $     280,860

     AVERAGE ASSETS                                              $     405,906   $     396,534


                            Actual ratios as of
                         March 31,    December 31,        Capital Adequacy       Well-Capitalized
                           1997           1996               Requirement            Requirement
Tier I Capital
  (to average assets)      8.60%            8.69%               4.00%                  5.00%

Tier I Capital
  (to risk
  weighted assets)        12.56%          12.13%                4.00%                  6.00%

Total Capital
  (to risk
   weighted assets)       13.70%            13.27%              8.00%                 10.00%



Liquidity

The consolidated statement of cash flows illustrates the elements which gave rise to the change in the Corporation's cash and cash equivalents for the three months ended March 31, 1997 and 1996. Including net income of $1,120, the net cash from operating activities for the first three months of 1997 generated
$4,054 of available cash. Net cash from investing activities provided $388 of available cash, primarily as a result of $5,736 in net proceeds from the sale and maturities of securities along with a net funding of loans totaling $5,424. A decrease in deposits, short-term and long-term borrowings, in addition to the payment of $236 in shareholder dividends accounted for the $16,698 decline in net cash from financing activities. Total cash outflows for the three month period in 1997 exceeded cash inflows by $12,256 resulting in a cash and cash equivalent balance of $17,124 at March 31, 1997.

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits

     11        Statement of computation of per share
               earnings.

     27        Financial Data Schedule for March 31, 1997


   (b)  Reports on Form 8-K

               No Form 8-K was filed with the SEC during the quarter ended March 31, 1997.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 30, 1997      By /s/ Robert J. Weeder
                          -----------------------
                          Robert J. Weeder
                            President

Date:  June 30, 1997      By /s/ Marvin S. Veatch
                          -----------------------
                          Marvin S. Veatch
                            Controller





1595\04\10-Q