Form 10-Q
period 1997-06-30
LAFAYETTE BANCORPORATION
filed 1997-08-13
CIK 1035373

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

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

Class                                        Outstanding at August 11, 1997
Common Stock, without par value                            1,965,050 shares

LAFAYETTE BANCORPORATION

INDEX


PART I.        FINANCIAL INFORMATION

Item 1.

     Consolidated Balance Sheets  -- June 30, 1997 and December
                                     31, 1996

     Consolidated Statements of Income  --  Three Months Ended
                                            June 30, 1997 and 1996

     Consolidated Statements of Income  --  Six Months Ended June
                                            30, 1997 and 1996

     Consolidated Statements of Cash Flows  --  Six Months Ended
                                                June 30, 1997 and
                                                1996

     Notes to Consolidated Financial Statements  --  June 30, 1997

Item 2.

     Management's Discussion and Analysis of Financial Condition and Results of Operations




PART II.       OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K

     a)   Exhibits

          11   Statement of Computation of Per Share Earnings

          27   Financial Data Schedule

     b)   Reports on Form 8-K



SIGNATURES

ITEM 1.
LAFAYETTE BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(Unaudited)

                                                              June 30,     December 31,
                                                                1997           1996

ASSETS
Cash and due from banks                                      $   23,175     $   21,330
Federal funds sold                                                2,300          8,050
                                                             ----------     ----------
   Total cash and cash equivalents                               25,475         29,380
Securities available-for-sale (at market)                        74,444         88,206
Securities held-to-maturity, at cost
  (market value $4,590 and $6,147)                                4,635          6,156
Loans held for sale                                               5,562          5,877
Loans                                                           292,006        268,940
   Less:  Allowance for loan losses                             (3,194)        (3,198)
                                                             ----------     ----------
     Loans, net                                                 288,812        265,742
Federal Home Loan Bank stock (at cost)                            1,242          1,116
Premises, furniture and equipment, net                            6,166          6,355
Accrued interest receivable and other assets                     11,200         11,559
                                                             ----------     ----------
        Total assets                                         $  417,536     $  414,391
                                                             ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Noninterest-bearing deposits                              $   40,710     $   43,579
   Interest-bearing demand and savings deposits                 138,517        135,883
   Interest-bearing time deposits                               168,145        162,088
                                                             ----------     ----------
     Total deposits                                             347,372        341,550
   Short-term borrowings                                         15,410         24,521
   Long-term debt                                                13,657          9,265
   Accrued interest payable and other liabilities                 4,693          4,409
                                                             ----------     ----------
     Total liabilities                                          381,132        379,745


Shareholders' equity
   Common stock, no par value:  5,000,000 shares
     authorized; 1,975,973  shares issued; and
     1,965,050 shares outstanding                                 1,976          1,976
   Additional paid-in capital                                    19,368         19,368
   Retained earnings                                             15,534         13,705
   Unrealized gain (loss) on securities
     available-for-sale,net of tax
     (($250) and ($204))                                          (382)          (311)
   Less:  Treasury stock, at cost (10,923 shares)                  (92)           (92)
                                                             ----------     ----------
     Total shareholders' equity                                  36,404         34,646
                                                             ----------     ----------
        Total liabilities and shareholders' equity           $  417,536     $  414,391
                                                             ==========     ==========

              See accompanying notes to consolidated financial statements.

LAFAYETTE BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended June 30, 1997 and 1996
(Dollar amounts in thousands, except per share data)
(Unaudited)

                                                                1997           1996
Interest income
   Loans                                                     $    6,509     $    5,462
   Taxable securities                                             1,040          1,049
   Tax exempt securities                                            192            222
   Other                                                            124            108
                                                             ----------     ----------
     Total interest income                                        7,865          6,841

Interest expense
   Deposits                                                       3,474          3,072
   Short-term borrowings                                            148            179
   Long-term debt                                                   144            127
                                                             ----------     ----------
     Total interest expense                                       3,766          3,378
                                                             ----------     ----------
Net interest income                                               4,099          3,463

Provision for loan losses                                            90             60
                                                             ----------     ----------
Net interest income after provision
  for loan losses                                                 4,009          3,403

Noninterest income
   Income from fiduciary activities                                 206            196
   Service charges on deposit accounts                              306            270
   Net realized gain on securities                                    2             23
   Net gain on loan sales                                           150             51
   Other service charges and fees                                   153             94
   Other operating income                                           135            127
                                                            -----------    -----------
     Total noninterest income                                       952            761
                                                            -----------    -----------
Noninterest expense
   Salaries and employee benefits                                 1,855          1,496
   Occupancy expenses, net                                          212            190
   Equipment expenses                                               234            263
   Other operating expenses                                         810            737
                                                            -----------    -----------
     Total noninterest expense                                    3,111          2,686
                                                            -----------    -----------
Income before income taxes                                        1,850          1,478

Income taxes                                                        650            504
                                                            -----------    -----------
Net income                                                   $    1,200     $      974
                                                            ===========    ===========
   Net income per share                                      $      .61     $      .50
                                                            ===========    ===========

              See accompanying notes to consolidated financial statements.

LAFAYETTE BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the six months ended June 30, 1997 and 1996
(Dollar amounts in thousands, except per share data)
(Unaudited)

                                                                  1997         1996
Interest income
   Loans                                                     $   12,593     $   10,731
   Taxable securities                                             2,100          2,180
   Tax exempt securities                                            430            449
   Other                                                            293            216
                                                           ------------    -----------
     Total interest income                                       15,416         13,576

Interest expense
   Deposits                                                       6,898          6,082
   Short-term borrowings                                            330            353
   Long-term debt                                                   284            261
                                                           ------------    -----------
     Total interest expense                                       7,512          6,696
                                                           ------------    -----------
Net interest income                                               7,904          6,880

Provision for loan losses                                           150            120

Net interest income after provision
  for loan losses                                                 7,754          6,760

Noninterest income
   Income from fiduciary activities                                 410            404
   Service charges on deposit accounts                              594            514
   Net realized gain on securities                                   31             64
   Net gain on loan sales                                           281            162
   Other service charges and fees                                   263            197
   Other operating income                                           249            247
                                                          -------------  -------------
     Total noninterest income                                     1,828          1,588
                                                             --------------------------
Noninterest expense
   Salaries and employee benefits                                 3,560          3,014
   Occupancy expenses, net                                          431            379
   Equipment expenses                                               462            525
   Other operating expenses                                       1,590          1,422
                                                             --------------------------
     Total noninterest expense                                    6,043          5,340
                                                             --------------------------
Income before income taxes                                        3,539          3,008

Income taxes                                                      1,219          1,033
                                                             --------------------------
Net income                                                   $    2,320     $    1,975
                                                            ===========  =============
   Net income per share                                      $    1.18      $     1.01
                                                             ========== =============

              See accompanying notes to consolidated financial statements.

                                LAFAYETTE BANCORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1997 and 1996
                              (Dollar amounts in thousands)
                                       (Unaudited)

                                                            1997       1996
Cash flows from operating activities
   Net income                                          $  2,320    $  1,975
   Adjustments to reconcile net income
      to net cash from operating activities
     Depreciation                                           319         381
     Unrealized loss on other real estate                     -          56
     Premium amortization, net of discount
       accretion                                            167         136
     Provision for loan losses                              150         120
     Net realized gain on securities                       (31)        (64)
     Net (gain) loss on :
        Other real estate                                    22           -
     Change in assets and liabilities:
        Loans held for sale                                 315     (4,564)
        Accrued interest receivable and
          other assets                                      235         141
        Accrued interest payable and
          other liabilities                                 284         500
                                                       ----------  ---------
          Net cash from operating activities              3,781     (1,319)

Cash flows from investing activities
   Purchase of securities available-for-sale            (6,217)    (21,629)
   Proceeds from sales of securities
     available-for-sale                                  10,437      18,073
   Proceeds from maturities of securities
     available-for-sale                                   9,320       9,447
   Purchase of securities held-to-maturity                (524)     (1,482)
   Proceeds from maturities of securities
     held-to-maturity                                     2,036       1,095
   Loans made to customers, net of
     payments collected                                (23,220)    (14,301)
   Purchase of FHLB stock                                 (126)        (36)
   Property and equipment expenditures                    (130)       (547)
   Proceeds from sales of other real estate                 126         295
                                                    -----------  ----------
     Net cash from investing activities                 (8,298)     (9,085)

Cash flows from financing activities
   Net change in deposit accounts                         5,822       6,482
   Net change in short-term borrowings                  (9,111)       (612)
   Proceeds from long-term debt                           5,000           -
   Payments on long-term debt                             (608)       (868)
   Dividends paid                                         (491)       (426)
                                                    -----------    --------
          Net cash from financing activities                612       4,576

Net change in cash and cash equivalents                 (3,905)     (5,828)

Cash and cash equivalents at
  beginning of year                                      29,380      34,229
                                                    -----------    --------
Cash and cash equivalents at end of period             $ 25,475    $ 28,401
                                                    =========== ===========
Supplemental disclosures of cash flow
  information
   Cash paid during the period for:
     Interest                                          $  7,344    $  6,495
     Income taxes                                           988       1,386
Non-cash investing activity
   Loans transferred to other real estate              $      -    $      -

              See accompanying notes to consolidated financial statements.

                                LAFAYETTE BANCORPORATION
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      June 30, 1997
                              (Dollar amounts in thousands)
(Unaudited)


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


NOTE 2 - PER SHARE DATA

The weighted average number of shares used in calculating earnings and dividends per share amounts were 1,965,050 for the three and six months ending June 30, 1997, and 1,965,320 for the three and six months ending June 30, 1996. The weighted average number of shares have been retroactively restated for stock dividends.

NOTE 3 - SECURITIES

The amortized cost and estimated market values of securities are as follows at June 30, 1997:

                                           Amortized               Estimated
                                             Cost                Market Value

Securities Available-for-Sale
U.S. Government and its agencies           $ 34,535                $ 34,293
Obligations of states and
  political subdivisions                     11,213                  11,318
Corporate obligations                           250                     250
Mortgage-backed and other
  asset-backed securities                    29,023                  28,583
                                       ------------             -----------
                                           $ 75,021                $ 74,444
                                       ============             ===========
Securities Held-to-Maturity

Obligations of states and
  political subdivisions                   $  4,635                $  4,590

                                       ============             ===========
The amortized cost and estimated market values of securities are as follows at December 31, 1996:

                                           Amortized               Estimated
                                             Cost                Market Value

Securities Available-for-Sale
U.S. Government and its agencies           $ 36,116                $ 35,938
Obligations of states and
  political subdivisions                     17,358                  17,480
Corporate obligations                         1,249                   1,301
Mortgage-backed and other
  asset-backed securities                    33,998                  33,487
                                       ------------             -----------
                                           $ 88,721                $ 88,206
                                       ============             ===========
Securities Held-to-Maturity

Obligations of states and
  political subdivisions                     $6,156               $   6,147
                                       ============             ===========

LAFAYETTE BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1997
(Dollar amounts in thousands)
(Unaudited)


NOTE 4 - LOANS

Loans are comprised of the following:


                                                         June 30,     December 31,
                                                          1997           1996

Commercial and agricultural loans                    $    116,874   $    108,470
Residential real estate loans                             119,195        104,547
Installment loans to individuals                           55,937         54,924
Commercial paper                                                -            999
                                                      -------------   ------------
   Total loans                                       $    292,006   $    268,940
                                                         ===============   ============




NOTE 5 - ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses is as follows:


                                                1997            1996

   Balance, January 1                        $     3,198     $    3,200
   Provision charged to operations                   150            120
   Loans charged off                               (235)          (272)
   Recoveries on loans
     previously charged off                           81            191
                                           -------------  -------------
   Balance, June 30                          $     3,194     $    3,239
                                           =============  =============



NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings are comprised of the following:

                                                              June 30,     December 31,
                                                                1997           1996

       Repurchase agreements                                $     12,826   $     23,497
       Treasury tax and loan open-end note                         2,584          1,024
                                                         ---------------   ------------
          Total short-term borrowings                       $     15,410   $     24,521
                                                            ============ ============

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

RESULTS OF OPERATIONS


Net Income

The Corporation earned $1,200, or $.61 per share for the second quarter of 1997 compared to $974, or $.50 per share for the second quarter of 1996. Net income for the six months ended June 30, 1997 was $2,320, or $1.18 per share, which was $345, or 17.5%
greater than the $1,975, or $1.00 per share earned for the same period in 1996. The increase in net income is attributable primarily to higher net interest income and higher noninterest income, offset by increases in certain noninterest expenses.


Return on average assets (ROA) was 1.14% and 1.08% for the periods ending June 30, 1997 and 1996, respectively, while return on average equity (ROE) was 13.11% and 12.19% for those same periods ending June 30, 1997 and 1996, respectively.


Net Interest Income

Net interest income is the most significant component of the Corporation's earnings. Net interest income is the difference between interest and fees realized on earning assets, primarily loans and securities, and interest paid on deposits and other borrowed funds. The net interest margin is this difference expressed as a percentage of average earning assets. Net interest income is determined by several factors, including the volume of earning assets and liabilities, the mix of earning assets and liabilities, and interest rates. For the six months ended June 30, 1997 and 1996, net interest income was $7,904 and $6,880, respectively. This represents a $1,024, or 14.9% increase over the prior year. Net interest income for the second quarter of 1997 was $636, or 18.4% higher than for that same three month period ending June 30, 1996. The increase in net interest income during 1997 is primarily attributable to loan growth and a reduction in rates paid on certain deposits.

Interest income for the six month period ending June 30, 1997 and 1996 was $15,416 and $13,576, respectively. Interest income for the second quarter of 1997 was $1,024, or 15.0% greater than for that same quarter in 1996. Interest income increased during 1997 primarily due to increased interest and fees on loans. Interest and fees on loans increased $1,862, or 17.4%, to $12,593 for the first six months of 1997, compared to $10,731 for the first six months of 1996. For the second quarter of 1997, interest and fees on loans increased $1,047, or 19.2% compared to the second quarter of 1996. These increases were attributable primarily to the $44,761, or 19.1% growth experienced in the average balance of the Corporation's loan portfolio from June, 1996 to June 1997.

Total interest expense for the six month period ending June 30, 1997 and 1996 was $7,512 and $6,696, respectively. For the second quarter of 1997, total interest expense increased $388, or 11.5%, compared to the same 1996 time period. Approximately 14.0% growth in average deposits from June, 1996 to June 1997, in addition to a shift in deposit mix toward higher paying accounts caused the increase in total interest expense.

The following table summarizes the Corporation's net interest income (on a tax-equivalent basis) for each of the periods presented. A marginal federal income tax rate of 34% for each period was used.

                             Six Months                 Change from
                           Ended June 30,              Prior Period
                          1997     1996             Amount     Percent


Interest income         $15,690      $13,824       $ 1,866       13.5%

Interest expense          7,512        6,696           816       12.2%
                        -------      -------       -------
   Net int. income      $ 8,178      $ 7,128       $ 1,050       14.7%
                        =======      =======       =======



                            Three Months                Change from
                           Ended June 30,              Prior Period
                          1997     1996             Amount     Percent


Interest income          $7,991       $6,968        $1,023       14.7%

Interest expense          3,766        3,378           388       11.5%
                         ------       ------        ------
   Net int. income       $4,225       $3,590        $  635       17.7%
                         ======       ======        ======

Net interest income, on a tax equivalent basis, for the first six months of 1997 was $1,050, or 14.7% higher than for that same six month period ending June 30, 1996. For the second quarter of 1997, the net interest margin, on a tax equivalent basis, was $635, or 17.7% higher than for the same 1996 time period. The net interest margin, on a tax equivalent basis for the six months ending June 30, 1997 and 1996 was 4.40% and 4.31%, respectively. The increase in the net interest margin in 1997 compared to 1996 was a result of the changes that occurred in the rate and volume mix of the interest-bearing assets and liabilities. The Corporation has experienced growth in its average loan portfolio of approximately $44,761, or 19.1% from June, 1996 to June, 1997, while average investment securities have declined approximately $4,865, or 5.2% Because loans are generally higher yielding than certain securities in the investment security portfolio, this shift in earning assets has resulted in a positive effect on net interest income. Also contributing to the increase in the net interest margin was a reduction in the interest rates paid on certain interest-bearing deposit accounts, primarily the savings deposits.


Provision for Loan Losses and Asset Quality

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount believed by management to be sufficient to absorb losses inherent in the credit portfolio. Management conducts, on a quarterly basis, a detailed evaluation of the adequacy of the allowance.

The consolidated provision for loan losses was $150 and $120 for the first six months of 1997 and 1996, respectively. The provision for loan losses increased $30 for the second quarter of 1997, compared to the same 1996 time period. The increase in the provision for loan losses is attributable to the continued loan growth the Corporation is experiencing. The allowance for loan losses at June 30, 1997 was $3,194, or 1.09% of total loans compared to $3,198, or 1.19% of total loans at December 31, 1996. Net charge-offs were $154 and $81 for the first six months of 1997 and 1996, respectively, an increase of $73, or 47.4%. The lower 1996 net charge-off amount is a result of approximately $142 in recoveries recorded during the second quarter.

Nonperforming loans include nonaccrual loans, restructured loans, and loans delinquent 90 days or more. Loans are classified as nonaccrual when management believes that collection of interest is doubtful, typically when payments are past due 90 days, unless the loans are well secured and in the process of collection.

The following table indicates the composition of nonperforming loans:

                                                              June 30,     December 31,
                                                                1997           1996

Loans past due 90 days or more                              $      1,142   $        735
       Non-accrual loans                                             239            178
       Restructured loans                                            306            482
                                                         ---------------   ------------
          Total nonperforming loans                         $      1,687   $      1,395
                                                         ===============   ============

Management believes overall asset quality has not declined despite an increase in the nonperforming loan totals. The $407 increase in loans past due 90 days or more was the result of only one commercial loan, while the $61 net change in non-accrual loans is the effect of placing one additional commercial loan on non-accrual status. Restructured loan totals have declined since December 31, 1996.


Noninterest Income and Expense

Noninterest income totaled $1,828 for the first six months of 1997, compared to $1,588 for that same period of 1996, an increase of $240, or 15.1%. Noninterest income for the second quarter increased $191, or 25.1% to $952 compared to the prior year.

Service charges on deposit accounts, which comprise the largest component of noninterest income, were up for the first six months of 1997 and up for the second quarter of 1997 when compared to the same 1996 time periods. The increase in service charge income was a result primarily in the increasing number of fee-generating transactions originated from the two supermarket banking facilities.

Net gain on loan sales originated and sold in the secondary mortgage market were $281 and $162 for the first six months of 1997 and 1996 respectively, an increase of $119, or 73.5%. For the second quarter of 1997, net gain on loan sales were $150, an increase of $99, or 194.1% from the prior year. Lower mortgage interest rates, which spurred new home sales and home refinancings, along with the strength of the local economy were leading factors in these increases.

Other service charges and fees were $263 and $197 for the first six months of 1997 and 1996, respectively, and increase of $66, or 33.5%. For the second quarter of 1997, other service charges and fees increased $59, or 62.8% compared to the prior year. ATM fee income was $56 higher than the previous year as a result of surcharges and increased volume. The Corporation began surcharging all non-bank customers in May, 1997, which accounted for $31, or 55.4% of the $56 increase.

Noninterest expense totaled $6,043 for the first six months of 1997, compared to $5,340 for that same period of 1996, an increase of $703, or 13.1%. Total noninterest expense for the second quarter of 1997 was $425, or 15.8% higher than the prior year.

Salary and employee benefits expense was $3,560 for the first six months of 1997, an increase of $546, or 18.1%, from the $3,014 for the first six months of 1996. Total salaries and employee benefits for the second quarter of 1997 was $1,855, a $359, or 24.0% increase from the 1996 amount. Aside from the normal salary and wage rate increases, a $287 increase in the value of the stock appreciation rights recorded accounts for a large portion of the increase.

Occupancy expense was $431 for the first six months of 1997, an increase of $52, or 13.7%, compared to the first six months of 1996. For the second quarter of 1997, occupancy expense increased $22, or 11.6% compared to the prior year. The addition of the second supermarket banking facility, along with the September, 1996 acquisition of the Monticello branch from National City Bank, resulted in higher expenses during 1997.


Equipment expenses were $462 for the first six months of 1997, a decrease of $63, or 12.0%, compared to the $525 for the first six months of 1996. For the second quarter of 1997, equipment expense decreased $29, or 11.0% from the prior year. As a result of a large number of fixed assets becoming fully depreciated, depreciation expense significantly declined.

Other operating expenses were $1,590 for the first six months of 1997, an increase of $168, or 11.8%, compared to $1,422 for the first six months of 1996. For the second quarter of 1997, other operating expenses increased $73, or 9.9% from the prior year. Increases in advertising, telephone, postage, legal fees, and goodwill amortization were leading contributors of higher costs in this category.

Income Taxes

Income taxes were $1,219 for the first six months of 1997 compared to $1,033 for the first six months of 1996, an increase of $186, or 18.0%. Compared to the prior year, income taxes increased $146, or 29.0% for the second quarter of 1997. This increase can be attributed primarily to the increased earnings the Corporation experienced.


FINANCIAL CONDITION

Total assets increased $3,145 to $417,536 at June 30, 1997 compared to $414,391 at December 31, 1996. The majority of the change was a result of net loans increasing $23,070, while investment securities and cash and cash equivalents declined $15,283 and $3,905, respectively.

Total deposits increased $5,822, or 1.70%, to $347,372 at June 30, 1997, compared to the total deposits reported six months earlier. As of June 30, 1997, short-term borrowings decreased $9,111, or 37.2%, while long-term borrowings increased $4,392, or 47.4% when compared to December 31, 1996 totals. The change in short-term borrowings is a result of $12,735 in repurchase agreements maturing during the first quarter of 1997, while the increase in long-term borrowings is attributable to $5,000 in additional FHLB borrowings for the purpose of funding the loan growth the Corporation is currently experiencing.

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

The minimum requirements under the capital guidelines are generally at least a 4.00% leverage ratio (Tier 1 capital divided by average assets less intangible assets and unrealized gains/losses), a 4.00% Tier 1 risk-based capital ratio (Tier 1 capital divided by risk-weighted assets), and a 8.00% total capital ratio (Tier 1 capital plus Tier 2 capital divided by risk-weighted assets).

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under these regulations, a "well-capitalized" institution must achieve a Tier 1 risk-based capital ratio of at least 6.00%, and a total capital ratio of at least 10.00%, and a leverage ratio of at least 5.00% and not be under a capital directive order. Failure to meet capital requirements can initiate regulatory action that could have a direct material effect on the Corporation's financial statements. If only adequately capitalized; regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions, asset growth, and expansion is limited, in addition to the institution being required to submit a capital restoration plan.

Management believes the Corporation and the Bank met all the capital requirements as of June 30, 1997 and December 31, 1996, and were well capitalized under the guidelines established by the banking regulators. To be well capitalized, the Corporation and Bank must maintain the prompt corrective action capital guidelines described above.

At June 30, 1997 and December 31, 1996, management was not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material effect on the Corporation's consolidated liquidity, capital resources or operations.

The Corporation's actual consolidated capital amounts and ratios are presented in the following table. The Bank's actual capital amounts and ratios are not materially different from the consolidated amounts below.

                                                              June 30,     December 31,
                                                                1997           1996

     Tier 1 capital
       Shareholders' equity                                 $     36,404   $     34,646
       Less:  Intangibles                                          (913)          (948)
       Add/less:  Unrealized loss/(gain)
         on securities                                               382            311
                                                            ------------   ------------
          TOTAL TIER 1 CAPITAL                              $     35,873   $     34,009
                                                            ============   ============
     Total capital
       Tier 1 capital                                       $     35,873   $     34,009
       Allowable allowance for loan losses                         3,194          3,198
                                                            ------------   ------------
          TOTAL  CAPITAL                                    $     39,067   $     37,207
                                                            ============   ============
     RISK WEIGHTED ASSETS                                   $    293,066   $    280,860
                                                            =============  ============
     AVERAGE ASSETS                                         $    407,579   $    396,534
                                                            ============= ===========



                         Actual ratios as of
                       June 30,    December 31,       Capital Adequacy          Well-
Capitalized
                         1997          1996              Requirement         Requirement
Tier I Capital
  (to average assets)    8.80%           8.69%              4.00%               5.00%

Tier I Capital
  (to risk
  weighted assets)      12.24%         12.13%               4.00%               6.00%

Total Capital
  (to risk
   weighted assets)     13.33%           13.27%             8.00%              10.00%
/TABLE

Liquidity

The consolidated statement of cash flows illustrates the elements which gave rise to the change in the Corporation's cash and cash equivalents for the six months ended June 30, 1997 and 1996. Including net income of $2,320, the net cash from operating activities for the first six months of 1997 generated $3,781 of available cash. Net cash from investing activities utilized $8,298 of available cash, primarily as a result of funding $23,220 in net loans. An increase in deposits and the proceeds from the net change in long-term debt offset the net decrease in short-term borrowings to generate $612 in cash for the Corporation from financing activities. Total cash outflows for the six month period in 1997 exceeded cash inflows by $3,905 resulting in a cash and cash equivalent balance of $25,475 at June 30, 1997.

PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

      (a) The Corporation's Annual Meeting of Shareholders was held Monday, April 14, 1997.

      (b) The following members were elected to the Corporation's
Board of Directors to hold office as indicated by the term expiration, or until their successors are duly chosen and qualified.


     Term                                    Against or                     Broker
  Expiration       Nominee           For      Withheld      Abstain        Non-Votes

     1998  Richard A. Boehning     1,518,002    1,758        6,714          140,103
     1998  Joseph A. Bonner        1,520,192    1,362        6,714          140,103
     1999  W. L. Hancock           1,473,600   47,954        6,714          140,103
     1999  Roy D. Meeks            1,516,956   34,598        6,714          140,103
     2000  Robert J. Weeder        1,487,076   34,478        6,714          140,103

      (c) The following matters were also voted upon at the Annual Meeting of Shareholders


                                             Against or                     Broker
           Matter                    For      Withheld      Abstain        Non-Votes

    Approval of audited
    financial statements          1,482,317     1,362        6,379          141,024

  Approval of Crowe, Chizek
 as Independent Accountants       1,517,523     3,538        2,133          141,024

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

             11  Statement of computation of per share earnings.

             27  Financial Data Schedule for June 30, 1997

      (b) Reports on Form 8-K

                 No Form 8-K was filed with the SEC during the quarter ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 12, 1997                          By /s/ Robert J. Weeder
                                                ------------------------
                                                Robert J. Weeder
                                                President


Date:  August 12, 1997                          By /s/ Marvin S. Veatch
                                                ------------------------
                                                Marvin S. Veatch
                                                Controller