Form 10-Q
period 1997-09-30
LAFAYETTE BANCORPORATION
filed 1997-11-13
CIK 1035373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___.

Commission file number 000-22469

                            LAFAYETTE BANCORPORATION
             (Exact name of registrant as specified in its charter)

         INDIANA                                                35-1605492
(State or other jurisdiction of                               I.R.S. Employer
incorporation or organization)                              Identification No.)

133 North 4th Street, Lafayette, Indiana                          47902
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

          Class                              Outstanding at November 11, 1997
Common Stock, without par value                    2,161,370 shares





                            LAFAYETTE BANCORPORATION

                                      INDEX


PART I.             FINANCIAL INFORMATION

Item 1.

Consolidated Balance Sheets -- September 30, 1997 and December 31, 1996

Consolidated Statements of Income -- Three Months Ended September 30, 1997 and 1996

Consolidated  Statements  of Income -- Nine Months Ended  September 30, 1997 and
1996

Consolidated Statements of Cash Flows -- Nine Months Ended September 30, 1997 and 1996

Notes to Consolidated Financial Statements -- September 30, 1997

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

              27    Financial Data Schedule

       b)     Reports on Form 8-K



SIGNATURES













ITEM 1.
                            LAFAYETTE BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------


                                                                              September 30,       December 31,
                                                                                   1997               1996
                                                                               ------------       -------------

ASSETS
Cash and due from banks                                                       $       22,297      $      21,330
Federal funds sold                                                                     9,300              8,050
                                                                              --------------      -------------
    Total cash and cash equivalents                                                   31,597             29,380
Securities available-for-sale (at market)                                             67,237             88,206
Securities held-to-maturity, at cost (market value $5,308
  and $6,147)                                                                          5,260              6,156
Loans held for sale                                                                    7,029              5,877
Loans                                                                                302,732            268,940
    Less:  Allowance for loan losses                                                  (3,338)            (3,198)
                                                                              --------------      -------------
       Loans, net                                                                    299,394            265,742
Federal Home Loan Bank stock (at cost)                                                 1,242              1,116
Premises, furniture and equipment, net                                                 6,090              6,355
Accrued interest receivable and other assets                                          11,902             11,559
                                                                              --------------      -------------

          Total assets                                                        $      429,751      $     414,391
                                                                              ==============      =============



LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Noninterest-bearing deposits                                              $       37,478      $      43,579
    Interest-bearing demand and savings deposits                                     139,998            135,883
    Interest-bearing time deposits                                                   170,821            162,088
                                                                              --------------      -------------
       Total deposits                                                                348,297            341,550
    Short-term borrowings                                                             19,107             24,521
    Long-term debt                                                                    19,981              9,265
    Accrued interest payable and other liabilities                                     4,773              4,409
                                                                              --------------      -------------
       Total liabilities                                                             392,158            379,745


Shareholders' equity
    Common stock, no par value:  5,000,000 shares authorized;
    2,173,570  shares issued; and 2,161,389 shares outstanding                         1,976              1,976
    Common stock to be distributed                                                       198                  -
    Additional paid-in capital                                                        24,555             19,368
    Retained earnings                                                                 11,198             13,705
    Unrealized gain (loss) on securities available-for-sale,
      net of tax (($156) and ($204))                                                    (237)              (311)
    Less:  Treasury stock, at cost (12,181 and 10,923 shares)                            (97)               (92)
                                                                              --------------      -------------
       Total shareholders' equity                                                     37,593             34,646
                                                                              --------------      -------------

          Total liabilities and shareholders' equity                          $      429,751      $     414,391
                                                                              ==============      =============





See accompanying notes to consolidated financial statements.


                           LAFAYETTE BANCORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
             For the three  months  ended  September  30, 1997 and 1996  (Dollar amounts in thousands, except per share data)
                                   (Unaudited)




                                                                                   1997                1996
                                                                                   ----                ----
Interest income
    Loans                                                                     $        6,898      $       5,820
Taxable securities                                                                       889              1,006
    Tax exempt securities                                                                182                234
    Other                                                                                169                155
                                                                              --------------      -------------
       Total interest income                                                           8,138              7,215
Interest expense
    Deposits                                                                           3,505              3,299
    Short-term borrowings                                                                160                198
    Long-term debt                                                                       278                123
                                                                              --------------      -------------
       Total interest expense                                                          3,943              3,620
                                                                              --------------      -------------
Net interest income                                                                    4,195              3,595
Provision for loan losses                                                                120                 60
                                                                              --------------      -------------
Net interest income after provision for loan losses                                    4,075              3,535
Noninterest income
    Income from fiduciary activities                                                     221                201
    Service charges on deposit accounts                                                  321                295
    Net realized gain on securities                                                       (4)                 -
    Net gain on loan sales                                                               226                115
    Other service charges and fees                                                       199                119
    Other operating income                                                               127                114
                                                                              --------------      -------------
       Total noninterest income                                                        1,090                844
                                                                              --------------      -------------
Noninterest expense
    Salaries and employee benefits                                                     1,866              1,645
    Occupancy expenses, net                                                              228                197
    Equipment expenses                                                                   265                229
    Other operating expenses                                                             778                716
                                                                              --------------      -------------
       Total noninterest expense                                                       3,137              2,787
                                                                              --------------      -------------
Income before income taxes                                                             2,028              1,592
Income taxes                                                                             723                530
                                                                              --------------      -------------
Net income                                                                    $        1,305      $       1,062
                                                                              ==============      =============

    Net income per share                                                      $          .60      $         .49
                                                                              ==============      =============



See accompanying notes to consolidated financial statements.






                            LAFAYETTE BANCORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              For the nine months ended September 30, 1997 and 1996 (Dollar amounts in thousands, except per share data)
                                   (Unaudited)



                                                                                   1997                1996
                                                                                   ----                ----
Interest income
    Loans                                                                     $       19,491      $      16,551
Taxable securities                                                                     2,989              3,186
    Tax exempt securities                                                                612                683
    Other                                                                                462                371
                                                                              --------------      -------------
       Total interest income                                                          23,554             20,791
Interest expense
    Deposits                                                                          10,403              9,381
    Short-term borrowings                                                                490                551
    Long-term debt                                                                       562                384
                                                                              --------------      -------------
       Total interest expense                                                         11,455             10,316
                                                                              --------------      -------------
Net interest income                                                                   12,099             10,475
Provision for loan losses                                                                270                180
                                                                              --------------      -------------
Net interest income after provision for loan losses                                   11,829             10,295
Noninterest income
    Income from fiduciary activities                                                     631                605
    Service charges on deposit accounts                                                  915                809
    Net realized gain on securities                                                       27                 64
    Net gain on loan sales                                                               507                277
    Other service charges and fees                                                       462                316
    Other operating income                                                               376                361
                                                                              --------------      -------------
       Total noninterest income                                                        2,918              2,432
                                                                              --------------      -------------
Noninterest expense
    Salaries and employee benefits                                                     5,426              4,659
    Occupancy expenses, net                                                              659                576
    Equipment expenses                                                                   727                754
    Other operating expenses                                                           2,368              2,138
                                                                              --------------      -------------
       Total noninterest expense                                                       9,180              8,127
                                                                              --------------      -------------
Income before income taxes                                                             5,567              4,600
Income taxes                                                                           1,942              1,563
                                                                              --------------      -------------
Net income                                                                    $        3,625      $       3,037
                                                                              ==============      =============

    Net income per share                                                      $         1.68      $        1.40
                                                                              ==============      =============

See accompanying notes to consolidated financial statements.



                            LAFAYETTE BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1997 and 1996
                          (Dollar amounts in thousands)
                                   (Unaudited)



                                                                          1997            1996
                                                                          ----            ----

Cash flows from operating activities
    Net income                                                         $     3,625    $     3,037
    Adjustments to reconcile net income to net cash
      from operating activities
       Depreciation                                                            474            533
       Unrealized loss on other real estate                                      -             64
       Premium amortization, net of discount accretion                         223            210
       Provision for loan losses                                               270            180
       Net realized gain on securities                                         (27)           (64)
       Net (gain) loss on :
          Other real estate                                                     22              -
       Change in assets and liabilities:
          Loans held for sale                                               (1,152)        (4,170)
          Accrued interest receivable and other assets                        (582)          (646)
          Accrued interest payable and other liabilities                       364            436
                                                                       -----------    -----------
              Net cash from operating activities                             3,217           (420)
Cash flows from investing activities
    Purchase of securities available-for-sale                              (11,902)       (23,430)
    Proceeds from sales of securities available-for-sale                    17,453         18,073
    Proceeds from maturities of securities available-for-sale               15,390         13,011
    Purchase of securities held-to-maturity                                 (1,153)        (4,430)
    Proceeds from maturities of securities held-to-maturity                  2,036          3,026
    Loans made to customers, net of payments collected                     (33,922)       (24,509)
    Purchase of FHLB stock                                                    (126)           (36)
    Property and equipment expenditures                                       (209)        (1,457)
    Proceeds from sales of other real estate                                   136            300
                                                                       -----------    -----------
       Net cash from investing activities                                  (12,297)       (19,452)
Cash flows from financing activities
    Net change in deposit accounts                                           6,747            228
    Cash received in branch acquisition for liabilities
       assumed, net of assets acquired                                           -         16,298
    Net change in short-term borrowings                                     (5,414)           844
    Proceeds from long-term debt                                            11,500              -
    Payments on long-term debt                                                (784)        (1,054)
    Dividends paid                                                            (747)          (655)
    Purchase of treasury stock                                                  (5)             -
                                                                       ------------   -----------
              Net cash from financing activities                            11,297         15,661
Net change in cash and cash equivalents                                      2,217         (4,211)
Cash and cash equivalents at beginning of year                              29,380         34,229
                                                                       -----------    -----------
Cash and cash equivalents at end of period                             $    31,597    $    30,018
                                                                       ===========    ===========
Supplemental  disclosures of cash flow  information  Cash paid during the period for:
       Interest                                                        $    11,556    $    10,262
       Income taxes                                                          1,824          1,601

Non-cash investing activity
    Loans transferred to other real estate                             $         -    $        99

See accompanying notes to consolidated financial statements.


                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                          (Dollar amounts in thousands)
                                   (Unaudited)


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

NOTE 2 - PER SHARE DATA

In September 1997, the Corporation declared a 10% stock dividend to shareholders of record September 30, 1997. A total of 197,597 common shares were issued November 1, 1997 in connection with this 10% stock dividend, and these shares are reflected as common stock to be distributed in the September 30, 1997 balance sheet. The weighted average number of shares have been retroactively restated for all stock dividends. The weighted average number of shares used in calculating earnings and dividends per share amounts were 2,161,389 for the three and nine months ending September 30, 1997 and 2,161,659 for the three and nine months ending September 30, 1996.

NOTE 3 - SECURITIES

The amortized cost and estimated market values of securities are as follows at September 30, 1997:


                                                         Amortized                      Estimated
                                                           Cost                       Market Value
Securities Available-for-Sale
U.S. Government and its agencies                       $    27,023                    $    26,913
Obligations of states and political subdivisions            10,326                         10,375
Corporate obligations                                          250                            250
Mortgage-backed and other asset-backed securities           30,031                         29,699
                                                       -----------                    -----------
                                                       $    67,630                    $    67,237
                                                       ===========                    ===========
Securities Held-to-Maturity

Obligations of states and political subdivisions       $     5,260                    $     5,308
                                                       ===========                    ===========

The amortized cost and estimated market values of securities are as follows at December 31, 1996:

                                                         Amortized                      Estimated
                                                           Cost                       Market Value
Securities Available-for-Sale
U.S. Government and its agencies                       $    36,116                    $    35,938
Obligations of states and political subdivisions            17,358                         17,480
Corporate obligations                                        1,249                          1,301
Mortgage-backed and other asset-backed securities           33,998                         33,487
                                                       -----------                    -----------
                                                       $    88,721                    $    88,206
                                                       ===========                    ===========
Securities Held-to-Maturity

Obligations of states and political subdivisions       $     6,156                    $     6,147
                                                       ===========                    ===========


                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                          (Dollar amounts in thousands)
                                   (Unaudited)


NOTE 4 - LOANS

Loans are comprised of the following:

                                                                               September 30,       December 31,
                                                                                   1997                1996

         Commercial and agricultural loans                                   $        119,012    $       108,470
         Residential real estate loans                                                127,111            104,547
         Installment loans to individuals                                              56,609             54,924
         Commercial paper                                                                   -                999
                                                                             ----------------    ---------------

             Total loans                                                     $        302,732    $       268,940
                                                                             ================    ===============



NOTE 5 - ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses is as follows:

                                                               1997                1996
                                                               ----                ----

    Balance, January 1                                     $       3,198      $        3,200
    Provision charged to operations                                  270                 180
    Loans charged off                                               (313)               (414)
    Recoveries on loans previously charged off                       183                 277
                                                           -------------      --------------

    Balance, September 30                                  $       3,338      $        3,243
                                                           =============      ==============



NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings are comprised of the following:


                                                                               September 30,       December 31,
                                                                                   1997                1996

         Repurchase agreements                                               $         16,044    $        23,497
         Treasury tax and loan open-end note                                            3,063              1,024
                                                                             ----------------    ---------------

             Total short-term borrowings                                     $         19,107    $        24,521
                                                                             ================    ===============



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


RESULTS OF OPERATIONS

Net Income

The Corporation earned $1,305, or $.60 per share for the third quarter of 1997 compared to $1,062, or $.49 per share for the third quarter of 1996. Net income for the nine months ended September 30, 1997 was $3,625, or $1.68 per share, which was $588, or 19.4% greater than the $3,037, or $1.40 per share earned for the same period in 1996. Higher net interest income and noninterest income, offset by increases in certain noninterest expense categories, account for the increase in the Corporation's net income.

Return on average assets (ROA) was 1.17% and 1.09% for the periods ending September 30, 1997 and 1996, respectively, while return on average equity (ROE) was 13.43% and 12.38% for those same nine months ending September 30, 1997 and 1996, respectively. For the quarter ending September 30, 1997 and 1996, return on average assets was 1.24% and 1.11%, respectively, while return on average equity was 14.07% and 12.80%, respectively, for those same time periods.


Net Interest Income

Net interest income is the most significant component of the Corporation's earnings. Net interest income is the difference between interest and fees realized on earning assets, primarily loans and securities, and interest paid on deposits and other borrowed funds. The net interest margin is this difference expressed as a percentage of average earning assets. Net interest income is determined by several factors, including the volume of earning assets and liabilities, the mix of earning assets and liabilities, and interest rates. For the nine months ended September 30, 1997 and 1996, net interest income was $12,099 and $10,475, respectively. This represents a $1,624, or 15.5% increase over the prior year. Net interest income for the third quarter of 1997 was $600, or 16.7% higher than for that same three month period ending September 30, 1996. The increase in net interest income during 1997 is primarily attributable to loan growth and a reduction in rates paid on certain deposits.

Interest income for the nine month period ending September 30, 1997 and 1996 was $23,554 and $20,791, respectively. Interest income for the third quarter of 1997 was $923, or 12.8% greater than for that same quarter in 1996. Interest income increased during 1997 primarily due to increased interest and fees on loans. Interest and fees on loans increased $2,940, or 17.8%, to $19,491 for the first nine months of 1997, compared to $16,551 for the first nine months of 1996. For the third quarter of 1997, interest and fees on loans increased $1,078, or 18.5% compared to the third quarter of 1996. Contributing to these increases was $49,798, or 19.3% growth in the average balance of the Corporation's loan portfolio from September 1996 to September 1997.

Total interest expense for the nine month period ending September 30, 1997 and 1996 was $11,455 and $10,316, respectively. For the third quarter of 1997, total interest expense increased $323, or 8.9%, compared to the same 1996 time period. Average deposit growth of approximately 9.9% from September 1996 to September 1997 contributed to the higher interest expense. In addition, interest expense on long-term debt increased $178, or 46.4% from the prior year as a result of additional current year Federal Home Loan Bank borrowings required to fund the aforementioned loan growth.

The following table summarizes the Corporation's net interest income (on a tax-equivalent basis) for each of the periods presented. A marginal federal income tax rate of 34% for each period was used.

                                       Nine Months                         Change from
                                   Ended September 30,                    Prior Period
                                   1997             1996             Amount        Percent
                                   ----             ----             ------        -------


Interest income                  $23,947           $21,173           $2,774          13.1%

Interest expense                  11,455            10,316            1,139          11.0%
                                  ------            ------           ------
     Net interest income         $12,492           $10,857          $ 1,635          15.1%
                                 =======           =======          =======




                                      Three Months                         Change from
                                   Ended September 30,                    Prior Period
                                   1997             1996             Amount        Percent
                                   ----             ----             ------        -------


Interest income                   $8,257            $7,349           $  908          12.4%

Interest expense                   3,943             3,620              323           8.9%
                                   -----             -----            -----
     Net interest income          $4,314            $3,729           $  585          15.7%
                                  ======            ======           ======


Net interest income, on a tax equivalent basis, for the first nine months of 1997 was $1,635, or 15.1% higher than for that same nine month period ending September 30, 1996. For the third quarter of 1997, the net interest margin, on a tax equivalent basis, was $585, or 15.7% higher than for the same 1996 time period. The net interest margin, on a tax equivalent basis for the nine months ending September 30, 1997 and 1996 was 4.44% and 4.28%, respectively. The increase in the net interest margin in 1997 compared to 1996 was a result of the changes that occurred in the rate and volume mix of the interest-bearing assets and liabilities. Because loans are generally higher yielding than certain securities in the investment security portfolio, a shift in earning assets has resulted in a positive effect on net interest income. During the last year, the Corporation's average loan portfolio increased approximately $49,798, or 19.3%, while the average balance of investment securities declined approximately $13,661, or 15.5%. The higher interest expense on long-term debt realized by the Corporation during the year was offset by a reduction in interest rates paid on interest-bearing deposit accounts, such as savings and certain certificates of deposit, which resulted in a lower overall cost of funds to the Corporation.


Provision for Loan Losses and Asset Quality

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount believed by management to be sufficient to absorb losses inherent in the credit portfolio. Management conducts, on a quarterly basis, a detailed evaluation of the adequacy of the allowance.

The consolidated provision for loan losses was $270 and $180 for the first nine months of 1997 and 1996, respectively. The provision for loan losses increased $60 for the third quarter of 1997, compared to the same 1996 time period. The increase in the provision for loan losses is attributable to the continued loan growth the Corporation is experiencing. The allowance for loan losses at September 30, 1997 was $3,338, or 1.10% of total loans compared to $3,198, or 1.19% of total loans at December 31, 1996. Net charge-offs were $130 and $137 for the first nine months of 1997 and 1996, respectively, a decrease of $7, or 5.1%. The third quarter of 1997 experienced a net recovery of $24, while that same 1996 time period recorded $56 in net charge-offs.

Nonperforming loans include nonaccrual loans, restructured loans, and loans delinquent 90 days or more. Loans are classified as nonaccrual when management believes that collection of interest is doubtful, typically when payments are past due 90 days, unless the loans are well secured and in the process of collection.

The following table indicates the composition of nonperforming loans:


                                                                               September 30,       December 31,
                                                                                   1997                1996

         Loans past due 90 days or more                                      $          1,040    $           735
         Non-accrual loans                                                                238                178
         Restructured loans                                                               443                482
                                                                             ----------------    ---------------

             Total nonperforming loans                                       $          1,721    $         1,395
                                                                             ================    ===============


Management believes overall asset quality has not declined despite an increase in the nonperforming loan totals. Loans past due 90 days or more increased $305 since December 31, 1996. This increase was the net result of adding two loans to this category. The $60 net change in non-accrual loans is the effect of placing one additional commercial loan on non-accrual status. Restructured loan totals have declined slightly since December 31, 1996.


Noninterest Income and Expense

Noninterest income totaled $2,918 for the first nine months of 1997, compared to $2,432 for that same period of 1996, an increase of $486, or 20.0%. Noninterest income for the third quarter increased $246, or 29.1%.

Service charges on deposit accounts, which comprise the largest component of noninterest income, were up for the first nine months of 1997 and up for the third quarter of 1997 when compared to the same 1996 time periods. The increase in service charge income was a result primarily in the increasing number of fee-generating transactions originated from the two supermarket banking facilities.

Net gain on loan sales originated and sold in the secondary mortgage market was $507 and $277 for the first nine months of 1997 and 1996 respectively, an increase of $230, or 83.0%. For the third quarter of 1997, net gain on loan sales were $226, an increase of $111, or 96.5% from the prior year. The continued strength of the local economy was a factor in the above increases. But more importantly, additional loan originators and support staff were added to this department, which led to increased loan origination production and improvement in overall operational efficiencies within the department.

Other service charges and fees were $462 and $316 for the first nine months of 1997 and 1996, respectively, an increase of $146, or 46.2%. For the third quarter of 1997, other service charges and fees increased $80, or 67.2% compared to the prior year. ATM fee income was $117 higher than the previous year primarily as a result of surcharges that were implemented on all non-bank customer ATM transactions beginning in May 1997. These surcharge fees accounted for $100, or 85.5% of the $117 increase.

Noninterest expense totaled $9,180 for the first nine months of 1997, compared to $8,127 for that same period of 1996, an increase of $1,053, or 13.0%. Total noninterest expense for the third quarter of 1997 was $350, or 12.6% higher than the prior year.

Salary and employee benefits expense was $5,426 for the first nine months of 1997, an increase of $767, or 16.5%, from the $4,659 for the first nine months of 1996. Total salaries and employee benefits for the third quarter of 1997 was $1,866, a $221, or 13.4% increase from the 1996 amount. The largest component of increase in this category was a $390 expense recorded year-to-date in connection with the rising value of the stock appreciation rights. Along with normal increases in salary and wage rates, increases were also experienced in commissions paid, as the performance of both the secondary mortgage market and investment center departments improved significantly over the previous year.

Occupancy expense was $659 for the first nine months of 1997, an increase of $83, or 14.4%, compared to the first nine months of 1996. For the third quarter of 1997, occupancy expense increased $31, or 15.7% compared to the prior year. Contributing factors to higher 1997 costs were increased maintenance and repairs, along with the full year effect of the operating costs associated with the second supermarket banking facility and the Monticello branch acquired from National City Bank during the third quarter of 1996.

Equipment expenses were $727 for the first nine months of 1997, a decrease of $27, or 3.6%, compared to the $754 for the first nine months of 1996. For the third quarter of 1997, equipment expense increased $36, or 15.7% from the prior year. A large number of fixed assets became fully depreciated during the latter part of 1996, which led to a significant decline in depreciation expense during 1997. This decrease in depreciation expense was partially offset by the current rising costs of maintenance and repairs to equipment.

Other operating expenses were $2,368 for the first nine months of 1997, an increase of $230, or 10.8%, compared to $2,138 for the first nine months of 1996. For the third quarter of 1997, other operating expenses increased $62, or 8.7% from the prior year. Advertising, telephone, postage, legal fees, and goodwill amortization accounted for 72.2% of the cost increases incurred in this particular category.


Income Taxes

Income taxes were $1,942 for the first nine months of 1997 compared to $1,563 for the first nine months of 1996, an increase of $379, or 24.2%. Compared to the prior year, income taxes increased $193, or 36.4% for the third quarter of 1997. This increase can be attributed primarily to the increased earnings the Corporation experienced.



FINANCIAL CONDITION

Total assets increased $15,360, or 3.7% to $429,751 at September 30, 1997 compared to $414,391 at December 31, 1996. The majority of the change was a result of cash and cash equivalents increasing $2,217, along with a $33,652 increase in net loans and a $1,152 increase in loans held for sale, while investment securities declined $21,865 during that same time period.

Total deposits increased $6,747, or 2.0%, to $348,297 at September 30, 1997, compared to the total deposits reported nine months earlier. As of September 30, 1997, short-term borrowings decreased $5,414, or 22.1%, while long-term borrowings increased $10,716, or 115.7% when compared to December 31, 1996 totals. The increase in long-term borrowings is attributable to $11,500 of Federal Home Loan Bank borrowings for the purpose of funding the continued loan growth of the Corporation.


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

Management believes the Corporation and the Bank met all the capital requirements as of September 30, 1997 and December 31, 1996, and were well capitalized under the guidelines established by the banking regulators. To be well capitalized, the Corporation and Bank must maintain the prompt corrective action capital guidelines described above.

At September 30, 1997 and December 31, 1996, management was not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material effect on the Corporation's consolidated liquidity, capital resources or operations.

The Corporation's actual consolidated capital amounts and ratios are presented in the following table. The Bank's actual capital amounts and ratios are not materially different from the consolidated amounts below.


                                                                               September 30,       December 31,
                                                                                   1997                1996
                                                                               -------------       ------------


       Tier 1 capital
         Shareholders' equity                                                $         37,593    $        34,646
         Less:  Intangibles                                                              (895)              (948)
         Add/less:  Unrealized loss/(gain) on securities                                  237                311
                                                                             ----------------    ---------------

             TOTAL TIER 1 CAPITAL                                            $         36,935    $        34,009
                                                                             ================    ===============

       Total capital
         Tier 1 capital                                                      $         36,935    $        34,009
         Allowable allowance for loan losses                                            3,338              3,198
                                                                             ----------------    ---------------

             TOTAL  CAPITAL                                                  $         40,273    $        37,207
                                                                             ================    ===============

       RISK WEIGHTED ASSETS                                                  $        303,085    $       280,860
                                                                             ================    ===============

       AVERAGE ASSETS                                                        $        419,239    $       396,534
                                                                             ================    ===============



                                   Actual ratios as of
                              September 30,    December 31,             Capital Adequacy          Well-Capitalized
                                  1997             1996                    Requirement               Requirement
                                  ----             ----                    -----------               -----------

Tier I Capital
  (to average assets)             8.81%              8.69%                    4.00%                     5.00%

Tier I Capital
  (to risk
  weighted assets)               12.19%            12.13%                     4.00%                     6.00%

Total Capital
  (to risk
   weighted assets)              13.29%              13.27%                   8.00%                    10.00%

Liquidity

The consolidated statement of cash flows illustrates the elements which gave rise to the change in the Corporation's cash and cash equivalents for the nine months ended September 30, 1997 and 1996. Including net income of $3,625, the net cash from operating activities for the first nine months of 1997 generated $3,217 of available cash. Net cash from investing activities utilized $12,297 of available cash, primarily as a result of funding $33,922 in net loans. An increase in deposits and the proceeds from the net change in long-term debt offset the net decrease in short-term borrowings to generate $11,297 in cash for the Corporation from financing activities. Total cash inflows for the nine month period in 1997 exceeded cash outflows by $2,217 resulting in a cash and cash equivalent balance of $31,597 at September 30, 1997.



























PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

        (a)   Exhibits

                 11   Statement of computation of per share earnings.

                 27   Financial Data Schedule for September 30, 1997

        (b)   Reports on Form 8-K

              No Form 8-K was filed with the SEC during the quarter ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 11, 1997                 By /s/ Robert J. Weeder
                                        ---------------------------------------
                                          Robert J. Weeder
                                          President


Date:  November 11, 1997                 By /s/ Marvin S. Veatch
                                        ---------------------------------------
                                          Marvin S. Veatch
                                          Controller