Form 10-K405
period 1997-12-31
LAFAYETTE BANCORPORATION
filed 1998-03-26
CIK 1035373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended: December 31, 1997

                                       OR

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from _____________to_____________

                         Commission File Number 0-22469

                            LAFAYETTE BANCORPORATION
             (Exact name of registrant as specified in its charter)
                             INDIANA                           35-1605492
                    (State or other jurisdiction           (I.R.S. Employer
                    of incorporation or organization)     Identification No.)

                 133 North 4th Street, Lafayette, Indiana 47902
               (Address of Principal Executive Offices) (Zip Code)

               Registrant's telephone number, including area code:
                                 (765) 423-7100

          Securities registered pursuant to Section 12 (b) of the Act:

   Title of each class                Name of each exchange on which registered

         NONE                                       Not Applicable

          Securities registered pursuant to Section 12 (g) of the Act:

                           Common Shares, No Par Value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X   NO

The aggregate market value of the voting stock held by nonaffiliates of the Registrant (assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are affiliates) valued at the price of the last trade price of $37.50 reported on the OTC Bulletin Board as of March 17, 1998, was approximately $79,453,762.

As of March 17, 1998, there were outstanding 2,164,195 common shares, no par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

         (1) Portions of the Annual Report to Shareholders of Lafayette Bancorporation for 1997, to the extent stated herein, are incorporated by reference into Parts I and II.

         (2) Portions of the Proxy Statement of Lafayette Bancorporation for the Annual Meeting of its Shareholders to be held April 13, 1998, to the extent stated herein, are incorporated by reference into Part III.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                     PART I
Item 1. Business

         General

         Lafayette Bancorporation (the "Corporation") is a registered one-bank holding company that holds all the outstanding stock of Lafayette Bank and Trust Company (the "Bank"). The Corporation was incorporated under Indiana law on February 16, 1984, at the direction of the Board of Directors of the Bank to facilitate the Bank's adoption of a one-bank holding company structure. The Bank became a wholly-owned subsidiary of the Corporation on April 30, 1985, pursuant to a Plan of Exchange in which all the outstanding stock of the Bank was exchanged for stock of the Corporation. Prior to its acquisition of the Bank's stock, the Corporation conducted no business or operations. The Corporation's principal executive offices are located at 133 North 4th Street, Lafayette, Indiana 47902 and its telephone number is (765) 423-7100.

         As a bank holding company, the Corporation engages in commercial banking through its sole banking subsidiary, the Bank, and can engage in certain non-banking activities closely related to banking and own certain other business corporations that are not banks, subject to applicable laws and regulations. All references hereinafter to the activities or operations of the Corporation reflect the Corporation's acting or operating through the Bank.

         The Bank was chartered as an Indiana state-chartered bank in 1899. The Bank's principal executive offices are also located at 133 North 4th Street, Lafayette, Indiana 47902 and its telephone number is (765) 423-7100. At December 31, 1997, the Bank was the largest bank headquartered in Tippecanoe County with total assets of $439,029,000 and total deposits of $355,195,000.

         Competition

         The banking business is highly competitive. The Corporation's market area consists principally of Tippecanoe and White Counties in Indiana, although the Bank also competes with other financial institutions in surrounding counties in Indiana in obtaining deposits and providing many types of financial services. The Corporation competes with larger regional banks for the business of companies located in the Corporation's market area.

         The Bank also competes with savings and loan associations, credit unions, production credit associations and federal land banks and with finance companies, personal loan companies, money market funds and other non-depository financial intermediaries. Many of these financial institutions have resources many times greater than those of the Bank. In addition, new financial intermediaries such as money-market mutual funds and large retailers are not subject to the same regulations and laws that govern the operation of traditional depository institutions.

         Recent changes in federal and state law have resulted in and are expected to continue to result in increased competition. The reductions in legal barriers to the acquisition of banks by out-of-state bank holding companies resulting from implementation of interstate banking legislation and other recent and proposed changes are expected to continue to further stimulate competition in the markets in which the Bank operates, although it is not possible to predict the extent or timing of such increased competition.

         Employees

         The Corporation has no compensated employees. At December 31, 1997, the Bank employed 196 full-time employees and 29 part-time employees. The Bank is not a party to any collective bargaining agreements, and employee relations are considered to be good.

         Regulation and Supervision

         The Bank is chartered under the banking laws of the State of Indiana and is subject to the supervision of, and is regularly examined by, the Department of Financial Institutions (the "DFI") and the Federal Deposit Insurance Corporation (the "FDIC"). The Corporation is a bank holding company within the meaning of the Bank Holding Company Act (the "BHC Act") and is registered as such with, and is subject to the supervision of, the Federal Reserve Board (the "FRB"). Certain legislation and regulations affecting the businesses of the Corporation and the Bank are discussed below.

         General

         As a bank holding company, the Corporation is subject to the BHC Act. The Corporation reports to, registers with, and is examined by the FRB. The FRB also has the authority to examine the Corporation's subsidiaries which includes the Bank.

         The FRB requires the Corporation to maintain certain levels of capital. See "Capital Standards" herein. The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, violates certain laws, regulations, or conditions imposed in writing by the FRB.
See "Prompt Corrective Action and Other Enforcement Mechanisms" herein.

         Under the BHC Act, a company generally must obtain the prior approval of the FRB before it exercises a controlling influence over, or acquires directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company. Thus, the Corporation is required to obtain the prior approval of the FRB before it acquires, merges or consolidates with any bank, or bank holding company. Any company seeking to acquire, merge or consolidate with the Corporation also would be required to obtain the FRB's approval.

         The Corporation is generally prohibited under the BHC Act from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than banking, managing banks, or providing services to affiliates of the holding company. A bank holding company, with the approval of the FRB, may engage or acquire the voting shares of companies engaged, in activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A bank holding company must demonstrate that the benefits to the public of the proposed activity will outweigh the possible adverse effects associated with such activity.

         The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The FRB's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

         Transactions between the Corporation, the Bank and any future subsidiaries of the Corporation are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Additionally, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit, sale or lease of property, or furnishing of services. Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. The Corporation may only borrow from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, the Corporation may not sell a low-quality asset to a depository institution subsidiary.

         Capital Standards

         The FRB, FDIC and other federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are reported as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

         A banking  organization's  risk-based  capital  ratios are  obtained by
dividing  its  qualifying  capital  by  its  total   risk-adjusted   assets  and
off-balance sheet items. The regulators measure risk-adjusted assets and off-balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets. Tier 2 capital may consist of a limited amount of the allowance for loan losses and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items of 4%.

         In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators' rating. For all banking organizations not rated in the highest category, the minimum leverage ratio is at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, is at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

         As of December 31, 1997, the Corporation was in compliance with the risk-based capital guidelines. For a detailed discussion of the regulatory capital requirements and the Corporation's and Bank's compliance with those requirements, see "Capital Adequacy" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 14 of Notes to Consolidated Financial Statements.

         As required by Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal financial institution agencies solicited comments in September, 1993 on a proposed rule and method of incorporating an interest rate risk component into the current risk-based capital guidelines, with the goal of ensuring that institutions with high levels of interest rate risk have sufficient capital to cover their exposures. Interest rate risk is the risk that changes in market interest rates might adversely affect a bank's financial condition or future profitability. Under the proposal, interest rate risk exposures would be quantified by weighting assets, liabilities and off-balance sheet items by risk factors which approximate sensitivity to interest rate fluctuations. As proposed, institutions identified as having an interest rate risk exposure greater than a defined threshold would be required to allocate additional capital to support this higher risk. Higher individual capital allocations could be required by the bank regulators based upon supervisory concerns. The agencies adopted a final rule effective September 1, 1995 which is substantially similar to the proposed rule, except that the final rule does not establish (1) a measurement framework for assessing the level of a bank's interest rate exposure; nor (2) a minimum level of exposure above which a bank will be required to hold additional capital for interest rate risk if it has a significant exposure or a weak interest rate risk management process. The agencies also solicited comments on and are continuing their analysis of a proposed policy statement which would establish a framework to measure and monitor interest rate exposure.

         Prompt Corrective Action and Other Enforcement Mechanisms

         FDICIA requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more of the prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

         The federal banking agencies have issued uniform regulations implementing the prompt corrective action provisions of FDICIA. An insured depository institution generally will be classified in the following categories based on capital measures indicated below:

         "Well-Capitalized":

                  Total risk-based capital of 10% or more; Tier 1 risk-based ratio capital of 6% or more; and Leverage ratio of 5% or more.

         "Adequately Capitalized":

                  Total risk-based capital of at least 8%; Tier 1 risk-based capital of at least 4%; and Leverage ratio of at least 4%.

         "Undercapitalized":

                  Total risk-based capital less than 8%; Tier 1 risk-based capital less than 4%; or Leverage ratio less than 4%.

         "Significantly Undercapitalized":

                  Total risk-based capital less than 6%; Tier 1 risk-based capital less than 3%; or Leverage ratio less than 3%.

         "Critically Undercapitalized":

                  Tangible equity to total assets less than 2%.

         An institution that, based upon its capital levels, is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

         If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency. Undercapitalized institutions must submit an acceptable capital restoration plan with a guarantee of performance issued by the holding company. Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. The most important additional measure is that the appropriate federal banking agency is required to either appoint a receiver for the institution within 90 days or obtain the concurrence of the FDIC in another form of action.

         In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a prima facie showing by the agency that such relief is appropriate. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

         As of December 31, 1997, the Corporation and the Bank were classified as "well-capitalized" under the above guidelines.

         Safety and Soundness Standards.

         FDICIA also implemented certain specific restrictions on transactions and required the regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation, and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, the use of brokered deposits and the aggregate extension of credit by a depository institution to an executive officer, director, principal stockholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts.

         The FDICIA added a new Section 39 to the Federal Deposit Insurance Act which required the agencies to establish safety and soundness standards for insured financial institutions covering (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; (7) asset quality, earnings and stock valuation; and (8) excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss. The federal financial institution agencies published a final rule effective on August 9, 1995, implementing safety and soundness standards. The agencies issued the final rule in the form of guidelines only for operational, managerial and compensation standards and reissued for comment proposed standards related to asset quality and earnings which are less restrictive than the earlier proposal in November, 1993. Unlike the earlier proposal, the guidelines under the final rule do not apply to depository institution holding companies, and the stock valuation standard was eliminated. If an agency determines that an institution fails to meet any standard established by the guidelines, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency. Under the final rule, an institution must file a compliance plan within 30 days of a request to do so from the institution's primary federal regulatory agency. The agencies may elect to initiate enforcement action in certain cases rather than rely on an existing plan, particularly where failure to meet one or more of the standards could threaten the safe and sound operation of the institution.

         Restrictions on Dividends and Other Distributions

         The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions. FDICIA prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if, after such transaction, the institution would be undercapitalized.

         An FRB policy statement provides that a bank holding company should not declare or pay a cash dividend to its stockholders if the dividend would place undue pressure on the capital of its subsidiary banks or if the dividend could be funded only through additional borrowings or other arrangements that might adversely affect the financial position of the bank holding company. Specifically, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each consistent with its capital needs, asset quality, and overall financial condition. Further, the Corporation is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank in circumstances when it might not do so absent such policy.

         The Corporation's ability to pay dividends depends in large part on the ability of the Bank to pay dividends to the Corporation. The ability of the Bank to pay dividends is subject to restrictions set forth in the Indiana banking laws and regulations of the FDIC.

         Under Indiana law, the Bank may declare a dividend in an amount deemed expedient by the Board of Directors of the Bank. Any such dividend, however, may not (i) impair the capital stock of the Bank, (ii) be in an amount greater than the remainder of undivided profits then on hand after deducting losses, bad debts, depreciation, and all other expenses, or (iii) constitute a withdrawal of any portion of the capital stock of the Bank. In addition, the Bank must obtain the prior approval of the DFI for the payment of any dividend if the total of all dividends declared by the Bank during the calendar year, including the proposed dividend would exceed the sum of (i) the total of the net profits of the Bank and (ii) the retained net profits of the Bank for the previous two years. The amount of "net profits" is determined by subtracting all current operating expenses, actual losses, and all federal, state and local taxes from all earnings from current operations plus actual recoveries on loans, investments and other assets.

         Additionally,   under  FDICIA,  the  Bank  may  not  make  any  capital
distribution, including the payment of dividends, if after making such distribution the Bank would be in any of the "under-capitalized" categories under the FDIC's Prompt Corrective Action regulations.

         Also, under the Financial Institution's Supervisory Act, the FDIC also has the authority to prohibit the Bank from engaging in business practices which the FDIC considers to be unsafe or unsound. It is possible, depending upon the financial condition of the Bank and other factors, that the FDIC could assert that the payment of dividends or other payments in some circumstances might be such an unsafe or unsound practice and thereby prohibit such payment.

         FDIC Insurance Assessments

         The FDIC has established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"), both of which are administered by the FDIC. The Bank's deposits are insured through BIF except for those deposits the Bank acquired from the Resolution Trust Corporation in December, 1990. This acquisition consisted of two branches of the former Hometown Federal Savings Bank in Delphi, Indiana, and these deposits remain insured through SAIF.

         As required by FDICIA,  the FDIC has  adopted a  risk-based  assessment system for deposit insurance premiums. Under this system, depository institutions are charged anywhere from zero to $.27 for every $100 in insured domestic deposits, based on such institutions' capital levels and supervisory subgroup assignment. The FDIC's rules set forth which supervisory subgroup assignments are made by the FDIC, the assessment classification review procedure, provide for the assignment of new institutions to the "well-capitalized" assessment group, set forth when an institution is to make timely adjustments as appropriate, and set forth the basis, and report data, on which capital group assignments are made for insured branches of foreign banks, and expressly address the treatment of certain lifeline accounts for which special assessment treatment is given.

         The BIF reached its required 1.25 reserve ratio in 1995, and in response the FDIC reduced deposit insurance assessment rates on BIF-insured deposits to historic low levels. Legislation enacted in September, 1996 included provisions for the recapitalization of the SAIF. The legislation imposed a one-time assessment in the amount of 65.7 basis points on all SAIF-insured deposits held as of March 31, 1996. The Bank paid an assessment in the amount of $31,000 on the small portion of its deposits that are SAIF-insured. As a result of the payment of the special assessment and the adoption of regulations implementing the legislation, rates for deposits insured through SAIF have been brought into parity with BIF rates. The BIF and SAIF deposit insurance assessment rates currently in effect range from zero to $.27 per $100 of insured deposits, with the healthiest financial institutions, including the Bank, not being required to pay any deposit insurance premiums. See "Noninterest Income and Expense" in Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Interstate Banking and Branching

         On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") was signed into law. The Interstate Act effectively permits nationwide banking. As of September 30, 1995, the Interstate Act provides that adequately capitalized and adequately managed bank holding companies may acquire banks in any state, even in those jurisdictions that had previously barred acquisitions by out-of-state institutions, subject to deposit concentration limits. The deposit concentration limits provide that regulatory approval by the Federal Reserve Board may not be granted for a proposed interstate acquisition if after the acquisition, the acquiror on a consolidated basis would control more than 10% of the total deposits nationwide or would control more than 30% of deposits in the state where the acquiring institution is located. The deposit concentration state limit does not apply for initial acquisitions in a state and, in every case, may be waived by the state regulatory authority. Interstate acquisitions are subject to compliance with the Community Reinvestment Act ("CRA"). States are permitted to impose age requirements not to exceed five years on target banks for interstate acquisitions.

         Branching between states may be accomplished either by merging separate banks located in different states into one legal entity, or by establishing de novo branches in another state. Interstate branching by consolidation of banks was permitted beginning in June 1, 1997, except in states that passed legislation prior to that date "opting-out" of interstate branching. Banks located in states that opted out of interstate branching may not participate in interstate branching. The laws of the host state regarding community reinvestment, fair lending, consumer protection (including usury limits) and establishment of branches shall apply to the interstate branches.

         De novo branching by an out-of-state bank is not permitted unless the host state expressly permits de novo branching by banks from out-of-state. The establishment of an initial de novo branch in a state is subject to the same conditions as apply to initial acquisition of a bank in the host state other than the deposit concentration limits. Effective March 14, 1996, Indiana "opted in" to the interstate branching provision of the Interstate Act.

         Community Reinvestment Act

         In October, 1994, the federal financial institution regulatory agencies proposed a comprehensive revision of their regulations implementing the Community Reinvestment Act ("CRA"), enacted in 1977 to promote lending by financial institutions to individuals and businesses located in low and moderate income areas. In May, 1995, the proposed CRA regulations were published in final form effective as of July 1, 1995. The revised CRA regulations emphasize an assessment of actual performance rather than of the procedures followed by a bank, to evaluate compliance with the CRA. Overall CRA compliance continues to be rated across a four-point scale from "outstanding" to "substantial noncompliance," and continues to be a factor in review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in "substantial noncompliance" with the revised CRA regulations may be subject to enforcement proceedings. Different evaluation methods are used depending on the asset size of the bank.

         The "lending, investments and service test method" is applicable to all banks with more than $250 million in assets which are not wholesale or limited purpose banks and do not elect to be evaluated by the "strategic plan assessment method" which is discussed below. Central to this method is the requirement that such banks collect and report to their primary federal banking regulators detailed information regarding home mortgage, small business and farm and community development loans which is then used to evaluate CRA compliance. At the bank's option, data regarding consumer loans and any other loan distribution it may choose to provide also may be collected and reported.

         Using such data, a bank will be evaluated regarding its (i) lending performance according to the geographic distribution of its loans, the characteristics of its borrowers, the number and complexity of its community development loans, the innovativeness or flexibility of its lending practices to meet low and moderate income credit needs and, at the bank's election, lending by affiliates or through consortia or third-parties in which the bank has an investment interest; (ii) investment performance by measure of the bank's "qualified investments," that is, the extent to which the bank's investments, deposits, membership shares in a credit union, or grants primarily to benefit low or moderate income individuals and small businesses and farms, address affordable housing or other needs not met by the private market, or assist any minority or women-owned depository institution by donating, selling on favorable terms or provisioning on a rent-free basis any branch of the bank located in a predominately minority neighborhood; and (iii) service performance by evaluating the demographic distribution of the bank's branches and ATMs, its record of opening and closing them, the availability of alternative retail delivery systems (such as telephone banking, banking by mail or at work, and mobile facilities) in low and moderate income geographies and to low and moderate income individuals, and (given the characteristics of the bank's service area(s) and its capacity and constraints) the extent to which the bank provides "community development services" (services which primarily benefit low and moderate income individuals or small farms and businesses or address affordable housing needs not met by the private market) and their innovativeness and responsiveness.

         Any bank may request to be evaluated by the "strategic plan assessment method" by submitting a strategic plan for review and approval. Such a plan must involve public participation in its preparation, and contain measurable goals for meeting low and moderate income credit needs through lending, investments and provision of services. Such plans generally will be evaluated by measuring strategic plan goals against standards similar to those which will be applied in evaluating a bank according to the "lending, investments and service test method."

         The federal financial institution regulatory agencies issued a final rule effective as of January 1, 1996, to make certain technical corrections to the revised CRA regulations. Among other matters, the rule clarifies the transition from the former CRA regulations to the revised CRA regulations by confirming that when an institution either voluntarily or mandatorily becomes subject to the performance tests and standards of the revised regulations, the institution must comply with all of the requirements of the revised regulations and is no longer subject to the provisions of the former CRA regulations.

         Inter-Corporation Borrowings.

         Bank holding companies are also restricted as to the extent to which they and their subsidiaries can borrow or otherwise obtain credit from one another or engage in certain other transactions. The "covered transactions" that an insured depository institution and its subsidiaries are permitted to engage in with their nondepository affiliates are limited to the following amounts: (1) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and the surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. In addition, extensions of credit that constitute covered transactions must be collateralized in prescribed amounts.

         "Covered transactions" are defined by statute to include a loan or extension of credit to the affiliate, a purchase of securities issued by an affiliate, a purchase of assets from the affiliate (unless otherwise exempted by the Federal Reserve Board), the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit for the benefit of an affiliate. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

         Impact of Monetary Policies.

         Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and other borrowings, and the interest rate earned by banks on loans, securities and other interest-earning assets comprises the major source of banks' earnings. Thus, the earnings and growth of banks are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by its open-market dealings in United States government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements and through adjustments to the discount rate applicable to borrowings by banks which are members of the FRB. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates. The nature and timing of any future changes in such policies and their impact on the Corporation cannot be predicted. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan loss charge-offs, thus adversely affecting the Bank's net earnings.


FORWARD-LOOKING STATEMENTS

       This Form 10-K and future filings made by the Corporation with the Securities and Exchange Commission, as well as other filings, reports and press releases made or issued by the Corporation and the Bank, and oral statements made by executive officers of the Corporation and Bank, may include forward-looking statements relating to such matters as (a) assumptions concerning future economic and business conditions and their effect on the economy in general and on the markets in which the Corporation and the Bank do business, and (b) expectations for increased revenues and earnings for the Corporation and Bank through growth resulting from acquisitions, attraction of new deposit and loan customers and the introduction of new products and services. Such forward-looking statements are based on assumptions rather than historical or current facts and, therefore, are inherently uncertain and subject to risk.

       The Corporation notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Corporation's and Bank's business include the following: (a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates; (b) changes in the legislative and regulatory environment that negatively impact the Corporation and Bank through increased operating expenses; (c) increased competition from other financial and non-financial institutions; (d) the impact of technological advances; and (e) other risks detailed from time to time in the Corporation's filings with the Securities and Exchange Commission. The Corporation and Bank do not undertake any obligation to update or revise any forward-looking statements subsequent to the date on which they are made.

Item 2. Properties

       The Corporation, through the Bank, currently operates from its main office in downtown Lafayette and from 12 additional branches in Tippecanoe and White Counties in Indiana. Information about those branches is set forth in the table below:


                                                                                       ADDITIONAL
                                              LOCATION/                                  BANKING
            NAME OF OFFICE                  TELEPHONE NO.                              FUNCTIONS
                                                                                         OFFERED
            --------------                  -------------                                -------
Downtown Main Office                     133 North 4th Street                     oTrust Department
                                         Lafayette, Indiana                       oMortgage Loan Department
                                         (765) 423-7100                           oCommercial Loan Department

Downtown Motor Bank                      401 North 4th Street                     o24-Hour MAC
                                         Lafayette, Indiana                        Automatic Teller
                                         (765) 423-7165                            Machine

Elston Branch                            2862 U.S. 231 South                      o24-Hour MAC
                                         Lafayette, Indiana                        Automatic Teller
                                         (765) 423-7166                            Machine

Lafayette Square                         2504 Teal Road                           o24-Hour MAC
  Branch                                 Lafayette, Indiana                        Automatic Teller
                                         (765) 423-7164                            Machine

Market Square Branch                     2200 Elmwood Avenue                      oInstallment Loan
                                         Lafayette, Indiana                        Department
                                         (765) 423-7163                           o24-Hour MAC
                                                                                   Automatic Teller
                                                                                   Machine

Tippecanoe Court                         Pay Less Super Market                    o24-Hour MAC
Branch                                   Lafayette, Indiana                        Automatic Teller
                                         (765) 423-3821                            Machine

West Lafayette Branch                    2329 N. Salisbury Street                 o24-Hour MAC
                                         West Lafayette, Indiana                   Automatic Teller
                                         (765) 423-7162                            Machine

26 East Branch                           3901 S.R. 26 East                        oInvestment Center
                                         Lafayette, Indiana                       oInsurance Department
                                         (765) 423-7167                           o24-Hour MAC
                                                                                   Automatic Teller
                                                                                   Machine

Elmwood Avenue                           Pay Less Super Market                    o24-Hour MAC
  Branch                                 Lafayette, Indiana                        Automatic Teller
                                         (765) 423-3931                            Machine

Valley Lakes Branch                      1803 E. 350 S.                           o24-Hour MAC
                                         Lafayette, Indiana                        Automatic Teller
                                         (765) 423-3841                            Machine

Brookston Branch                         S.R. 18 West and                         o24-Hour MAC
                                           HWY 43                                  Automatic Teller
                                         Brookston, Indiana                        Machine
                                         (765) 563-6400


Chalmers Branch                          Main Street
                                         Chalmers, Indiana
                                         (219) 984-5670

Monticello Branch                        116 East Washington St.                  o24-Hour MAC
                                         Monticello, Indiana                       Automatic Teller
                                         (219) 583-5137                            Machine

Reynolds Branch                          U.S. 24 West                             o24-Hour MAC
                                         Reynolds, Indiana                         Automatic Teller
                                         (219) 984-5471                            Machine



       The Bank owns its main office and all its branch offices, except the Market Square, Tippecanoe Court Pay Less, Elmwood Pay Less and Valley Lakes branches, all of which are leased. The West Lafayette and 26 East branch facilities are owned by the Bank; however, both are subject to land leases. The main office facility, which is used predominantly by the Corporation and the Bank, contains approximately 63,000 square feet. The remaining space is leased to various unrelated business operations. The other branches range in size from nearly 7,000 square feet down to approximately 450 square feet. The Bank's Data Center is located at 320 North Street in Lafayette, Indiana, and houses the Bank's data processing operations in addition to the proof and checking departments.

Item 3. Legal Proceedings.

       There are no material pending legal proceedings, other than routine litigation incidental to their business, to which the Corporation or the Bank is a party or of which any of its property is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

   There was no matter submitted during the fourth quarter of 1997 to a vote of security holders, by solicitation of proxies or otherwise.

Special Item.   Executive Officers of the Registrant.



                      Name                           Age                       Offices Held
                      ----                           ---                       ------------
Joseph A. Bonner                                      66      Chairman of the Corporation and the Bank

Robert J. Weeder                                      60      Chief Executive Officer and President of the
                                                              Corporation and the Bank

Robert J. Ralston                                     56      Executive Vice President/Senior Operations Officer
                                                              and Secretary/Treasurer of the Bank

Lawrence A. Anthrop                                   53      Senior Vice President and Senior Trust Officer of
                                                              the Bank

E. James Brisco                                       45      Senior Vice President and Manager, Mortgage Loan
                                                              Department of the Bank

Michael C. Moulton                                    56      Senior Vice President and Data Processing Manager of
                                                              the Bank

Michelle D. Turnpaugh                                 32      Secretary/Treasurer of the Corporation and Assistant
                                                              Secretary of the Bank

Marvin S. Veatch                                      33      Controller of the Bank

Charles E. Wise                                       51      Senior Vice President and Manager of the Reynolds
                                                              and Monticello offices of the Bank

     Officers are elected annually by the Board of Directors and serve for a one-year period and until their successors are elected. No officers have employment contracts. There are no family relationships between any of the officers of the Corporation.

     Except as indicated below, each of the officers has held the same or similar position with the Corporation or the bank or the past five (5) years.

     Mr. Bonner retired as President and Chief and Executive Officer of the Corporation and the Bank effective January 31, 1997.

     Mr. Weeder has served as President of the Bank since August, 1996 and as President of the Corporation since September, 1996. He assumed the positions of Chief Executive Officer of the Corporation and the Bank upon Mr. Bonner's retirement in January, 1997. Mr. Weeder had served as Executive Vice President since 1992.

     Mr. Brisco became Senior Vice President of the Bank in December, 1996, prior to which time he had served as Vice President of the Bank. Prior to his employment by the Bank in April, 1995, he was employed by Huntington Bank of Indiana as Vice President, Secondary Market Operations.

     Mr. Ralston became Executive Vice President of the Bank in December, 1996, and was appointed Secretary/Treasurer of the Bank in September, 1996.

     Mr. Moulton became Senior Vice President of the Bank in December, 1996.

     Ms. Turnpaugh was appointed Secretary/Treasurer of the Corporation in September, 1996.

     Mr. Wise became Senior Vice President of the Bank in December, 1996.


                                     PART II

     The information in Part II of this report is incorporated by reference to the indicated sections of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 (page numbers in brackets are page numbers in Exhibit 13 of Edgar filing).

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.


                                                             Annual Report to
                                                               Shareholders
                                                                    Page

                 (a)  Market                                         39   [59]

                 (b)  Holders                                        39   [59]

                 (c)  Dividends                                      39   [59]


ITEM 6.           Selected Financial Data

                                                            Annual Report to
                                                              Shareholders
                                                                  Page

                  Selected Financial Data                           13   [13]

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                                            Annual Report to
                                                              Shareholders
                                                                  Page

                    Management's Discussion and
                    Analysis of Financial
                    Condition and Results of
                    Operations                                   12-25  [1-12]

ITEM 7A.          Quantitative and Qualitative Disclosures About Market Risk

                                                             Annual Report to
                                                                Shareholders
                                                                    Page

                     Management's Discussion and
                     Analysis of Financial
                     Condition and Results of
                     Operations--Quantitative and
                     Qualitative Disclosures About
                     Market Risk                                 22-23  [10-11]

ITEM 8.           Financial Statements and Supplementary Data

                                                             Annual Report to
                                                                Shareholders
                                                                    Page

                     Financial Statements and
                     Supplementary Data                          26-37  [32-58]


ITEM 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure


                  Not applicable.

                                    PART III

         Except as set forth below in "Directors and Executive Officers of the Corporation," the information for Items 10 through 13 of this Report is incorporated herein by reference from the Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 13, 1998, which was filed with the Commission pursuant to Regulation 14A on March 9, 1998.

ITEM 10. Directors and Executive Officers of the Corporation

         The information required by this item relating to Executive Officers is found under the heading "Special Item. Executive Officers of the Registrant" in
Part I of this Report and the information required by this item relating to Directors is included under the caption "Election of Directors" in the Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 13, 1998, which has been filed with the Commission and is incorporated herein by reference in this Form 10-K.

ITEM 11. Executive Compensation

         The information required by this item is included under the caption "Executive Compensation" in the Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 13, 1998, which has been filed with the Commission and is incorporated by reference in this Form 10-K.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is included under the caption "Election of Directors" in the Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 13, 1998, which has been filed with the Commission and is incorporated by reference in this Form 10-K.

ITEM 13. Certain Business Relationships and Related Transactions

         The information required by this item is included under the caption "Certain Business Relationships and Transactions" in the Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 13, 1998, which has been filed with the Commission and is incorporated by reference in this Form 10-K.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     The documents listed below are either filed as a part of this Report or incorporated by reference from the Annual Report to Shareholders or the Corporation's Registration Statement as indicated (page numbers in brackets are page numbers in Exhibit 13 of Edgar filing).

         (a)1.  Financial Statements.
                                                         Annual Report to
                                                           Shareholders
                                                                Page

         Report of Independent Auditors                          26   [30]

         Consolidated Balance Sheets as of
         December 31, 1997 and 1996                              27   [33]

         Consolidated Statements of Income for
           the years ended December 31, 1997,
           1996 and 1995                                         28   [34]

         Consolidated Statements of Changes
           in Shareholders' Equity for the
           years ended December 31, 1997,
           1996 and 1995                                         29   [35]

         Consolidated Statements of Cash Flows
           for the years ended December 31,
           1997, 1996 and 1995                                   30   [36]

         Notes to Consolidated Financial
           Statements                                           31-37 [37-58]

         All other schedules have been omitted because the required information is either inapplicable or has been included in the Corporation's consolidated financial statement or notes thereto.

         (a)2.  Schedules.

         All schedules have been omitted because the required information is either inapplicable or has been included in the Corporation's consolidated financial statements or notes thereto.

         (a)3.  Exhibits.

         The exhibits filed as part of this Report on Form 10-K are identified in the Exhibit Index, which Exhibit Index specifically identifies those exhibits that describe or evidence all management contracts and compensatory plans or arrangements required to be filed as exhibits to this Report. Such Exhibit Index is incorporated herein by reference.

         (b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Dated: March 23, 1998                     LAFAYETTE BANCORPORATION

                                          By /s/ Robert J. Weeder
                                             Robert J. Weeder, President


         In accordance with the Exchange Act, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: March 23, 1998                     /s/ Robert J. Weeder
                                          Robert J. Weeder, President (Principal
                                          Executive Officer) and Director


Dated: March 23, 1998                    /s/ Marvin S. Veatch
                                         Marvin S. Veatch, Controller (Principal
                                         Accounting Officer and Principal
                                         Financial Officer)


Dated: March 23, 1998                     /s/ Richard A. Boehning
                                          Richard A. Boehning, Director


Dated: March 23, 1998                     /s/ Joseph A. Bonner
                                          Joseph A. Bonner, Director


Dated: March 23, 1998                    /s/ Wilbur L. Hancock
                                          Wilbur L. Hancock, Director


Dated: March 23, 1998                     /s/ Roy D. Meeks
                                          Roy D. Meeks, Director

                                  EXHIBIT INDEX

Exhibit                                                                 Page
Number                   Description                                    Number
------                   -----------                                    ------
3.1              Restated Articles of Incorporation
                 of the Corporation are incorporated
                 by reference to Exhibit 3.1 to
                 Registrant's Form 10, which
                 became effective on June 30, 1997.

3.2              Bylaws  of  the   Corporation,   as
                 amended,    are   incorporated   by
                 reference  to  Exhibit  3.2  to the
                 Registrant's  Form 10, which became
                 effective June 30, 1997

10.1*            Lafayette  Bancorporation
                 Non-Qualified  Stock  Option  Plan,
                 including   schedule    identifying
                 material  terms of options  granted
                 to  Directors  and named  executive
                 officers,    is   incorporated   by
                 reference  to  Exhibit  10.1 in the
                 Registrant's  Form 10, which became
                 effective on June 30, 1997.

10.2*            Lafayette  Bancorporation Officers'
                 Stock  Appreciation   Rights  Plan,
                 including   schedule    identifying
                 material     terms     of     stock
                 appreciation   rights   granted  to
                 named   executive   officers,    is
                 incorporated    by   reference   to
                 Exhibit  10.2  in the  Registrant's
                 Form 10, which became  effective on
                 June 30, 1997.

10.3*            Lafayette  Bank and  Trust  Company
                 Directors   Deferred   Compensation
                 Plan and Form of Agreement  (1987),
                 is  incorporated  by  reference  to
                 Exhibit 10.3 of  Registrant's  Form
                 10, which became  effective on June
                 30, 1997.

10.4*            Lafayette  Bank and  Trust  Company
                 Directors   Deferred   Compensation
                 Form  of   Agreement   (1994),   is
                 incorporated    by   reference   to
                 Exhibit 10.4 of  Registrant's  Form
                 10, which became  effective on June
                 30, 1997.

13               Registrant's 1997 Annual Report to
                 Shareholders (includes only portions
                 incorporated by reference)

21               Subsidiaries of Registrant

27               Financial Data Schedule

*Indicates   Exhibits  that  describe  or  evidence   management   contracts  or
compensatory plans or arrangements required to be filed as Exhibits to this Form 10-K.