Form 10-Q
period 1998-03-31
LAFAYETTE BANCORPORATION
filed 1998-05-13
CIK 1035373

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

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

Class                                             Outstanding at May 11, 1998
Common Stock, without par value                          2,164,195 shares

                            LAFAYETTE BANCORPORATION

                                      INDEX


PART I.             FINANCIAL INFORMATION

Item 1.

     Consolidated Balance Sheets -- March 31, 1998 and December 31, 1997

     Consolidated Statements of Income -- Three Months Ended March 31, 1998 and 1997

     Consolidated Statements of Cash Flows -- Three Months Ended March 31, 1998 and 1997

     Notes to Consolidated Financial Statements -- March 31, 1998

Item 2.

     Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.            OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

       a)     Exhibits

              27    Financial Data Schedule

       b)     Reports on Form 8-K



SIGNATURES

ITEM 1.
                            LAFAYETTE BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                (Dollar amounts in thousands, except share data)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
March 31,                                                                              December 31,
                                                                                   1998                1997
ASSETS
Cash and due from banks                                                       $       17,694      $      16,901
Federal funds sold                                                                     5,600             14,000
                                                                              --------------      -------------
    Total cash and cash equivalents                                                   23,294             30,901
Securities available-for-sale (at market)                                             69,390             66,577
Securities held-to-maturity (market value $5,473
  and $5,378)                                                                          5,346              5,268
Loans held for sale                                                                    6,087              7,640
Loans                                                                                319,766            312,227
    Less:  Allowance for loan losses                                                  (3,639)            (3,464)
                                                                              --------------      -------------
       Loans, net                                                                    316,127            308,763
Federal Home Loan Bank stock (at cost)                                                 1,242              1,242
Premises, furniture and equipment, net                                                 6,283              6,183
Accrued interest receivable and other assets                                          11,639             12,455
                                                                              --------------      -------------
          Total assets                                                        $      439,408      $     439,029
                                                                              ==============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Noninterest-bearing deposits                                              $       38,218      $      42,752
    Interest-bearing demand and savings deposits                                     151,236            144,028
    Interest-bearing time deposits                                                   172,668            168,415
                                                                              --------------      -------------
       Total deposits                                                                362,122            355,195
    Short-term borrowings                                                             12,987             20,372
    Long-term debt                                                                    19,476             19,886
    Accrued interest payable and other liabilities                                     5,267              5,107
                                                                              --------------      -------------
       Total liabilities                                                             399,852            400,560


Shareholders' equity
    Common stock, no par value:  5,000,000 shares authorized;
    2,176,395 and 2,173,570 shares issued; and 2,164,195
    and 2,161,370 shares outstanding                                                   2,176              2,174
    Additional paid-in capital                                                        24,622             24,555
    Retained earnings                                                                 12,971             11,927
    Unrealized gain / (loss) on securities available-for-sale,
      net of tax (($76) and ($59))                                                      (116)               (90)
    Less:  Treasury stock, at cost (12,200 shares)                                       (97)               (97)
                                                                              --------------      -------------
       Total shareholders' equity                                                     39,556             38,469
                                                                              --------------      -------------
          Total liabilities and shareholders' equity                          $      439,408      $     439,029
                                                                              ==============      =============

          See accompanying notes to consolidated financial statements.

                            LAFAYETTE BANCORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
               For the three months ended March 31, 1998 and 1997
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                                  1998                1997
                                                                                   ----                ----
Interest income
    Loans                                                                     $        7,071      $       6,025
Taxable securities                                                                       820              1,060
    Tax exempt securities                                                                191                238
    Other                                                                                170                169
                                                                              --------------      -------------
       Total interest income                                                           8,252              7,492
Interest expense
    Deposits                                                                           3,569              3,424
    Short-term borrowings                                                                163                182
    Long-term debt                                                                       297                140
                                                                              --------------      -------------
       Total interest expense                                                          4,029              3,746
                                                                              --------------      -------------
Net interest income                                                                    4,223              3,746
Provision for loan losses                                                                180                 60
                                                                              --------------      -------------
Net interest income after provision for loan losses                                    4,043              3,686
Noninterest income
    Income from fiduciary activities                                                     226                204
    Service charges on deposit accounts                                                  325                288
    Net realized gain on securities                                                        -                 29
    Net gain on loan sales                                                               225                131
    Other service charges and fees                                                       214                169
    Other operating income                                                               231                114
                                                                              --------------      -------------
       Total noninterest income                                                        1,221                935
                                                                              --------------      -------------
Noninterest expense
    Salaries and employee benefits                                                     1,957              1,705
    Occupancy expenses, net                                                              215                219
    Equipment expenses                                                                   254                228
    Other operating expenses                                                             824                780
                                                                              --------------      -------------
       Total noninterest expense                                                       3,250              2,932
                                                                              --------------      -------------
Income before income taxes                                                             2,014              1,689
Income taxes                                                                             689                569
                                                                              --------------      -------------
Net income                                                                             1,325              1,120
                                                                              --------------      -------------
Other comprehensive income, net of tax:
    Change in unrealized gains / (losses) on securities                                  (26)              (463)
                                                                              ---------------     --------------
Comprehensive income                                                          $        1,299      $         657
                                                                              ==============      =============

Basic earnings per share                                                      $             .61   $         .52
                                                                              =================================
Diluted earnings per share                                                    $             .60   $         .52
                                                                              =================================

          See accompanying notes to consolidated financial statements.

                            LAFAYETTE BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1998 and 1997
                          (Dollar amounts in thousands)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                          1998            1997
                                                                          ----            ----

Cash flows from operating activities
    Net income                                                         $     1,325    $     1,120
    Adjustments to reconcile net income to net cash
      from operating activities
       Depreciation                                                            157            159
       Premium amortization, net of discount accretion                          59             98
       Provision for loan losses                                               180             60
       Net realized gain on securities                                           -            (29)
       Net realized (gain) loss on sale of :
          Other real estate                                                    (43)             1
       Change in assets and liabilities:
          Loans originated for sale                                        (14,795)        (8,015)
          Loans sold                                                        16,348          9,478
          Accrued interest receivable and other assets                         603            691
          Accrued interest payable and other liabilities                       160            491
                                                                       -----------    -----------
              Net cash from operating activities                             3,994          4,054
Cash flows from investing activities
    Purchase of securities available-for-sale                              (17,650)        (6,217)
    Proceeds from sales of securities available-for-sale                     2,982          5,991
    Proceeds from maturities of securities available-for-sale               11,778          6,004
    Purchase of securities held-to-maturity                                    (92)          (160)
    Proceeds from maturities of securities held-to-maturity                     11            118
    Loans made to customers, net of payments collected                      (7,544)        (5,424)
    Property and equipment expenditures                                       (257)           (23)
    Proceeds from sales of other real estate                                   251             99
                                                                       -----------    -----------
              Net cash from investing activities                           (10,521)           388
Cash flows from financing activities
    Net change in deposit accounts                                           6,927         (1,533)
    Net change in short-term borrowings                                     (7,385)       (14,495)
    Payments on long-term debt                                                (410)          (434)
    Common stock issued                                                         69              -
    Dividends paid                                                            (281)          (236)
                                                                       ------------   ------------
              Net cash from financing activities                            (1,080)       (16,698)
Net change in cash and cash equivalents                                     (7,607)       (12,256)
Cash and cash equivalents at beginning of year                              30,901         29,380
                                                                       -----------    -----------
Cash and cash equivalents at end of period                             $    23,294    $    17,124
                                                                       ===========    ===========

Supplemental  disclosures of cash flow  information  Cash paid during the period for:
       Interest                                                        $     3,867    $     3,748
       Income taxes                                                             50            114


Non-cash investing activity
    Loans transferred to other real estate                             $         -    $         -

          See accompanying notes to consolidated financial statements.

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The significant accounting policies followed by Lafayette Bancorporation (the "Corporation") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The consolidated interim financial statements have been prepared in accordance with Generally Accepted Accounting Principles and in accordance with instructions to Form 10-Q and may not include all information and footnotes normally disclosed for full annual financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature. Certain prior period information has been reclassified to correspond with the 1998 presentation.

Under a new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available-for-sale, net of tax.


NOTE 2 - PER SHARE DATA

The following illustrates the computation of basic and diluted earnings per share, and includes the weighted average number of shares used in calculating earnings and dividends per share amounts for the periods presented. The weighted average number of shares have been retroactively restated for stock dividends.

                                                             March 31,           March 31,
                                                                1998                1997
Basic earnings per share
 Net income                                               $       1,325      $        1,120
Weighted average shares outstanding                           2,163,850           2,161,386
                                                           -------------      --------------

    Basic earnings per share                              $         .61      $          .52
                                                          ==================================


Diluted earnings per share
 Net income                                                $       1,325      $        1,120

Weighted average shares outstanding                            2,163,850           2,161,386
Stock Options                                                    111,112              79,220
Assumed shares repurchased upon exercise                         (68,824)            (71,261)
                                                           --------------     ---------------
    Diluted average shares outstanding                          2,206,138          2,169,345
                                                           --------------     --------------

    Diluted earnings per share                             $         .60      $         .52
                                                           ==================================


                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 3 - SECURITIES

The amortized cost and estimated market values of securities are as follows at March 31, 1998:

                                                         Amortized                      Estimated
                                                           Cost                       Market Value
Securities Available-for-Sale
U.S. Government and its agencies                       $    21,424                    $    21,416
Obligations of states and political subdivisions            12,433                         12,510
Mortgage-backed and other asset-backed securities           35,725                         35,464
                                                       -----------                    -----------
                                                       $    69,582                    $    69,390
                                                       ===========                    ===========

Securities Held-to-Maturity

Obligations of states and political subdivisions       $     5,346                    $     5,473
                                                       ===========                    ===========



The amortized cost and estimated market values of securities are as follows at December 31, 1997:

                                                         Amortized                      Estimated
                                                           Cost                       Market Value
Securities Available-for-Sale
U.S. Government and its agencies                       $    21,946                    $    21,906
Obligations of states and political subdivisions             9,892                          9,981
Corporate obligations                                          250                            250
Mortgage-backed and other asset-backed securities           34,637                         34,440
                                                       -----------                    -----------
                                                       $    66,725                    $    66,577
                                                       ===========                    ===========
Securities Held-to-Maturity

Obligations of states and political subdivisions       $     5,268                    $     5,378
                                                       ===========                    ===========

NOTE 4 - LOANS

Loans are comprised of the following:
                                                  March 31,         December 31,
                                                    1998                1997

         Commercial and agricultural loans     $     113,393      $     112,586
         Real estate construction loans               21,927             17,117
         Residential real estate loans               131,741            127,574
         Installment loans to individuals             52,705             54,950
         Commercial paper                                 -                  -
                                               --------------      -------------

             Total loans                       $     319,766      $     312,227
                                               ==============     ==============

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------


NOTE 5 - ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses is as follows:


                                                               1998                1997
                                                               ----                ----

    Balance, January 1                                     $       3,464      $        3,198
    Provision charged to operations                                  180                  60
    Loans charged off                                                (86)               (155)
    Recoveries on loans previously charged-off                        81                  57
                                                           -------------      --------------

    Balance, March 31                                      $       3,639      $        3,160
                                                           =============      ==============



NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings are comprised of the following:

                                                                                 March 31,         December 31,
                                                                                   1998                1997

         Repurchase agreements                                               $         11,952    $        17,340
         Treasury tax and loan open-end note                                            1,035              3,032
                                                                             ----------------    ---------------

                                                                             $         12,987    $        20,372
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

RESULTS OF OPERATIONS

Net Income

The Corporation earned $1,325, or $.61 per share for the first quarter of 1998 compared to $1,120, or $.52 per share for the first quarter of 1997. The $205, or 18.3% increase in net income is attributable primarily to higher net interest income. Realized gains on the sale of mortgage loans in addition to improved earnings from the Corporation's investment brokerage department and ATM fee income were contributing factors in enhancing earnings. A gain from the sale of an other real estate owned property was recognized which also attributed to the increase in noninterest income. The increase in 1998 profits were offset partially by an increase in the loan loss provision and salaries and benefits expense.

Return on average assets (ROA) was 1.21% and 1.10% for the periods ending March 31, 1998 and 1997, while return on average equity (ROE) was 13.56% and 12.79% for the periods ending March 31, 1998 and 1997, respectively.

Net Interest Income

Net interest income is the most significant component of the Corporation's earnings. Net interest income is the difference between interest and fees realized on earning assets, primarily loans and securities, and interest paid on deposits and other borrowed funds. The net interest margin is this difference expressed as a percentage of average earning assets. Net interest income is determined by several factors, including the volume of earning assets and liabilities, the mix of earning assets and liabilities, and interest rates. Net interest income for the first quarter of 1998 was $477, or 12.7% higher than that same three month period ending March 31, 1997. The continued growth in the Corporation's loan portfolio contributed to the 1998 net interest income increase.


Total interest income for the first quarter of 1998 and 1997 was $8,252 and $7,492, respectively. A shift in asset mix along with the continued loan growth primarily accounted for the $760, or 10.1% increase. From March 1997 to March 1998, average loan balances increased $49,004, or 18.1%, while average balances of investment securities declined $21,129, or 22.5% for that same time period.

For the first quarter of 1998, total interest expense increased $283, or 7.6% compared to the same 1997 time period. Although the average deposit growth of approximately 4.6% from March 1997 to March 1998 resulted in increased interest expense, the overall average cost of these funds remained relatively unchanged between the two years. Additionally, Federal Home Loan Bank borrowings acquired in the second quarter of 1997 to fund a portion of the Corporation's loan growth also attributed to the higher overall interest expense.

The following table summarizes the Corporation's net interest income (on a tax-equivalent basis) for each of the periods presented. A marginal federal income tax rate of 34% for each period was used.

                                      Three Months                         Change from
                                     Ended March 31,                      Prior Period
                                   1998             1997             Amount        Percent
                                   ----             ----             ------        -------
Interest income                   $8,371            $7,640             $731           9.6%

Interest expense                   4,029             3,746              283           7.6%
                                   -----            -----              ----
     Net interest income          $4,342            $3,894             $448          11.5%
                                  ======            ======             ====


Net interest income, on a tax equivalent basis, for the first three months of 1998 was $448, or 11.5% higher than for that same three month period ending March 31, 1997. The net interest margin, on a tax equivalent basis for the three months ending March 31, 1998 and 1997 was 4.30% and 4.15%, respectively.

The ongoing shift in earning assets, the higher yields realized as a result of such asset shift, and the length of time those higher yielding assets have been in place contributed to the increase in interest income, in addition to the current year growth experienced in the Corporation's loan portfolio.


Provision for Loan Losses and Asset Quality

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount believed by management to be sufficient to absorb losses inherent in the credit portfolio. Management conducts, on a quarterly basis, a detailed evaluation of the adequacy of the allowance.

The consolidated provision for loan losses was $180 and $60 for the first three months of 1998 and 1997, respectively. Although management believes the allowance to be sufficient, management is attempting to increase the allowance due to the significant loan growth experienced by the Corporation. The allowance for loan losses at March 31, 1998 was $3,639, or 1.14% of total loans compared to $3,469, or 1.11% of total loans at December 31, 1997. During the first quarter of 1998 net charge-off's were $5, a decline of $93, or 94.9% compared to the same 1997 time period as a result of a reduction in net installment loan charge-off's along with increases in commercial loan recoveries.

Nonperforming loans include nonaccrual loans, restructured loans, and loans delinquent 90 days or more. Loans are classified as nonaccrual when management believes that collection of interest is doubtful, typically when payments are past due 90 days, unless the loans are well secured and in the process of collection.


The following table indicated the composition of nonperforming loans:

                                                                                 March 31,         December 31,
                                                                                   1998                1997

         Loans past due 90 days or more                                      $            967    $           505
         Non-accrual loans                                                                134                127
         Restructured loans                                                               234                350
                                                                             ----------------    ---------------

             Total nonperforming loans                                       $          1,335    $           982
                                                                             ================    ===============


Management believes overall asset quality has not declined despite an increase in the nonperforming loan totals. During the first three months of 1998, a total of $1,964 were removed from management's watch list. Loans past due 90 days or more increased primarily due to the addition of one large commercial loan and three mortgage loans. Although non-accrual loan totals increased slightly, restructured loan totals declined $116 during the first quarter.

Noninterest Income and Expense

Noninterest income increased $286, or 30.6% for the first three months of 1998, compared to the same 1997 time period. The largest component on noninterest income, service charges on deposit accounts, increased 12.8% to $325 for the quarter ended March 31, 1998 primarily as a result of an increased number of accounts being assessed fees, in conjunction with an increase in the fee structure which was effective November 1, 1997.

Net gain on loans originated and sold in the secondary mortgage market increased 71.8% to $225 for the first quarter of 1998 compared to $131 for the first quarter of 1997. Additional loan originators and support staff were added to the department which led to an increase of $6,870, or 72.5% in loan fundings for the first quarter of 1998 compared to the first quarter of 1997.

Other service charges and fees were $214 for the first three months of 1998 compared to $169 for the first three months of 1997. The Corporation did not begin surcharging non-bank customer ATM transactions until May 1997, therefore, the $45, or 26.6% increase is attributed primarily to ATM surcharge income.

Other operating income increased $117, or 102.6% to $231 for the first three months of 1998 compared to the $114 recorded for the first three months of 1997. A $56 increase in revenues generated by the Investment Center, a full service brokerage operation offered through Robert Thomas Securities, Inc., member NASD/SIPC, in addition to a $43 gain recognized on the sale of an other real estate owned property accounted for a significant portion of the overall increase.

Noninterest expense increased $318, or 10.8% to $3,250 for the first quarter of 1998 compared to that same 1997 time period. Salaries and employee benefits, the largest noninterest expense component, increased $252, or 14.8% during the first quarter of 1998. On March 23, 1998, the Corporation opened a new branch location which required an increase in the number of personnel. Additional staffing needs were met in the secondary mortgage market department which has led to increased loan originations. The improved fee generation of the secondary mortgage market department and of the Investment Center also led to increased commissions paid to these employees. The increased level of staffing also gave rise to higher health insurance costs incurred during the first quarter of 1998.

Other operating expenses increased $44, or 5.6% to $824 for the first quarter of 1998 compared to the same 1997 time period. An increase in legal fees as a result of the Corporations year-end regulatory reporting requirements, in addition to increased office supply costs primarily as a result of the new branch facility accounted for a majority of the overall increase.

Income Taxes

Income taxes were $689 for the first three months of 1998 compared to $569 for the first three months of 1997, an increase of $120, or 21.1%. This increase can be attributed to the combination of increased corporate earnings in addition to lower tax-exempt income realized as a result of $4,200 in 1997 municipal security sales.


FINANCIAL CONDITION

Total assets were $439,408 at March 31, 1998 compared to $439,029 at December 31, 1997, an increase of $379, or .1%. Investment securities and net loans increased $2,891 and $7,364 for the first quarter of 1998, while cash and cash equivalents and loans held for sale decreased $7,607 and $1,553, respectively.

Total deposits increased $6,927 to $362,122 at March 31, 1998 compared to $355,195 at December 31, 1997. Short-term borrowings decreased $7,385 during the first quarter of 1998 primarily as a result of $6,187 of repurchase agreements maturities. Long-term debt at March 31, 1998 was $19,476 and consists of mortgage advances and other borrowings obtained from the Federal Home Loan Bank of Indianapolis. The $410 decline during the first quarter of 1998 in long-term debt is attributed to principal repayments.

Capital

The Corporation and Bank are subject to various regulatory capital guidelines as required by federal and state banking agencies. These guidelines define the various components of core capital and assign risk weights to various categories of assets.

Tier 1 capital consists of shareholders' equity less goodwill and core deposit intangibles, as defined by bank regulators. The definition of Tier 2 capital includes the amount of allowance for loan losses which does not exceed 1.25% of gross risk weighted assets. Total capital is the sum of Tier 1 and Tier 2 capital.

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

Management believes the Corporation and the Bank met all the capital requirements as of March 31, 1998 and December 31, 1997, and was well capitalized under the guidelines established by the banking regulators. To be well-capitalized, the Corporation and Bank must maintain the prompt corrective action capital guidelines described above.

At March 31, 1998 and December 31, 1997, management was not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material effect on the Corporation's consolidated liquidity, capital resources or operations

The Corporation's actual consolidated capital amounts and ratios are presented in the following table. The Bank's actual capital amounts and ratios are not materially different from the consolidated amounts below.

                                                                                 March 31,         December 31,
                                                                                   1998                1997

       Tier 1 capital
         Shareholders' equity                                                $         39,556    $        38,469
         Less:  Intangibles                                                              (859)              (908)
         Add/less:  Unrealized loss/(gain) on securities                                  116                 90
                                                                             ----------------    ---------------

             TOTAL TIER 1 CAPITAL                                            $         38,813    $        37,651
                                                                             ================    ===============

       Total capital
         Tier 1 capital                                                      $         38,813    $        37,651
         Allowable allowance for loan losses                                            3,639              3,464
                                                                             ----------------    ---------------

             TOTAL  CAPITAL                                                  $         42,452    $        41,115
                                                                             ================    ===============

       RISK WEIGHTED ASSETS                                                  $        315,198    $       310,170
                                                                             ================    ===============

       AVERAGE ASSETS                                                        $        435,775    $       430,555
                                                                             ================    ===============



                                   Actual ratios as of
                                March 31,      December 31,             Capital Adequacy          Well-Capitalized
                                  1998             1997                    Requirement               Requirement
                                  ----             ----                    -----------               -----------

Tier I Capital
  (to average assets)             8.9%               8.8%                     4.0%                      5.0%

Tier I Capital
  (to risk
  weighted assets)               12.3%              12.1%                     4.0%                      6.0%

Total Capital
  (to risk
   weighted assets)              13.5%              13.3%                     8.0%                     10.0%



Liquidity

The consolidated statement of cash flows illustrates the elements which gave rise to the change in the Corporation's cash and cash equivalents for the three months ended March 31, 1998 and 1997. Including net income of $1,325, the net cash from operating activities for the first three months of 1998 generated $3,994 of available cash. Net cash from investing activities utilized $10,521 of available cash primarily as a result of $2,971 in net investment security purchases, in addition to $7,544 of loans funded by the Corporation. An increase in deposits, offset by the short-term borrowings maturities and long-term debt principal repayments resulted in utilization of the majority of the $1,080 net cash from financing activities. Total cash outflows for the three month period in 1998 exceeded cash inflows by $7,607 resulting in a cash and cash equivalent balance of $23,294 at March 31, 1998.

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a)   Exhibits

                 27   Financial Data Schedule for March 31, 1998


        (b)   Reports on Form 8-K

                      No Form 8-K was filed with the SEC during the quarter ended March 31, 1998.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 12, 1998                      By /s/ Robert J. Weeder
                                         ---------------------------------------
                                         Robert J. Weeder
                                         President


Date:  May 12, 1998                      By /s/ Marvin S. Veatch
                                         ---------------------------------------
                                         Marvin S. Veatch
                                         Controller