Form 10-Q
period 1998-06-30
LAFAYETTE BANCORPORATION
filed 1998-08-13
CIK 1035373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

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

Class                                            Outstanding at August 13, 1998
Common Stock, without par value                                2,164,195 shares

                            LAFAYETTE BANCORPORATION

                                      INDEX


PART I.             FINANCIAL INFORMATION

Item 1.

     Consolidated Balance Sheets -- June 30, 1998 and December 31, 1997

     Consolidated Statements of Income -- Three Months Ended June 30, 1998 and 1997

     Consolidated  Statements  of Income -- Six Months  Ended June 30,  1998 and
     1997

     Consolidated Statements of Cash Flows -- Six Months Ended June 30, 1998 and 1997

     Notes to Consolidated Financial Statements -- June 30, 1998


Item 2.

     Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3.

     Quantitative and Qualitative Disclosures About Market Risk




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

              27  Financial Data Schedule

       b)     Reports on Form 8-K

SIGNATURES

ITEM 1.
                            LAFAYETTE BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
June 30,                                                                       December 31,
                                                                                   1998                 1997
ASSETS
Cash and due from banks                                                       $       23,230      $      16,901
Federal funds sold                                                                    11,150             14,000
                                                                              --------------      -------------
    Total cash and cash equivalents                                                   34,380             30,901
Securities available-for-sale (at market)                                             71,953             66,577
Securities held-to-maturity, at cost (market value $4,633
  and $5,378)                                                                          4,510              5,268
Loans held for sale                                                                    7,909              7,640
Loans                                                                                322,837            312,227
    Less:  Allowance for loan losses                                                  (3,741)            (3,464)
                                                                              --------------      -------------
       Loans, net                                                                    319,096            308,763
Federal Home Loan Bank stock (at cost)                                                 1,539              1,242
Premises, furniture and equipment, net                                                 6,492              6,183
Accrued interest receivable and other assets                                          11,791             12,455
                                                                              --------------      -------------

          Total assets                                                        $      457,670      $     439,029
                                                                              ==============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Noninterest-bearing deposits                                              $       44,798      $      42,752
    Interest-bearing demand and savings deposits                                     150,164            144,028
    Interest-bearing time deposits                                                   175,049            168,415
                                                                              --------------      -------------
       Total deposits                                                                370,011            355,195
    Short-term borrowings                                                             19,243             20,372
    Long-term debt                                                                    22,111             19,886
    Accrued interest payable and other liabilities                                     5,612              5,107
                                                                              --------------      -------------
       Total liabilities                                                             416,977            400,560

Shareholders' equity
    Common stock, no par value:  5,000,000 shares authorized;
    2,176,395 and 2,173,570 shares issued; and 2,164,195
    and 2,161,370 shares outstanding                                                   2,176              2,174
    Additional paid-in capital                                                        24,622             24,555
    Retained earnings                                                                 14,030             11,927
    Unrealized gain /(loss) on securities available-for-sale,
      net of tax (($25) and ($59))                                                       (38)               (90)
    Less:  Treasury stock, at cost (12,200 shares)                                       (97)               (97)
                                                                              --------------      -------------
       Total shareholders' equity                                                     40,693             38,469
                                                                              --------------      -------------
          Total liabilities and shareholders' equity                          $      457,670      $     439,029
                                                                              ==============      =============
          See accompanying notes to consolidated financial statements.

                            LAFAYETTE BANCORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                For the three months ended June 30, 1998 and 1997
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                                   1998                1997
                                                                                   ----                ----
Interest income
    Loans                                                                     $        7,278      $       6,449
Taxable securities                                                                       812              1,040
    Tax exempt securities                                                                220                192
    Other                                                                                180                124
                                                                              --------------      -------------
       Total interest income                                                           8,490              7,805
Interest expense
    Deposits                                                                           3,690              3,474
    Short-term borrowings                                                                169                148
    Long-term debt                                                                       318                144
                                                                              --------------      -------------
       Total interest expense                                                          4,177              3,766
                                                                              --------------      -------------
Net interest income                                                                    4,313              4,039
Provision for loan losses                                                                180                 90
                                                                              --------------      -------------
Net interest income after provision for loan losses                                    4,133              3,949
Noninterest income
    Income from fiduciary activities                                                     226                206
    Service charges on deposit accounts                                                  333                306
    Net realized gain on securities                                                        -                  2
    Net gain on loan sales                                                               269                150
    Other service charges and fees                                                       255                213
    Other operating income                                                               129                135
                                                                              --------------      -------------
       Total noninterest income                                                        1,212              1,012
                                                                              --------------      -------------
Noninterest expense
    Salaries and employee benefits                                                     1,957              1,855
    Occupancy expenses, net                                                              217                212
    Equipment expenses                                                                   252                234
    Other operating expenses                                                             895                810
                                                                              --------------      -------------
       Total noninterest expense                                                       3,321              3,111
                                                                              --------------      -------------
Income before income taxes                                                             2,024              1,850
Income taxes                                                                             683                650
                                                                              --------------      -------------
Net income                                                                             1,341              1,200
                                                                              --------------      -------------
Other comprehensive income, net of tax:
    Change in unrealized gains / (losses) on securities                                   78                392
                                                                              --------------      -------------
Comprehensive income                                                          $        1,419      $       1,592
                                                                              ==============      =============

Basic earnings per share                                                      $         .62       $         .55
                                                                              ==============      =============
Diluted earnings per share                                                    $         .61       $         .55
                                                                              ==============      =============
          See accompanying notes to consolidated financial statements.

                            LAFAYETTE BANCORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 For the six months ended June 30, 1997 and 1996
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                                   1998                1997
                                                                                   ----                ----
Interest income
    Loans                                                                     $       14,349      $      12,474
Taxable securities                                                                     1,632              2,100
    Tax exempt securities                                                                411                430
    Other                                                                                350                293
                                                                              --------------      -------------
       Total interest income                                                          16,742             15,297
Interest expense
    Deposits                                                                           7,259              6,898
    Short-term borrowings                                                                332                330
    Long-term debt                                                                       615                284
                                                                              --------------      -------------
       Total interest expense                                                          8,206              7,512
                                                                              --------------      -------------
Net interest income                                                                    8,536              7,785
Provision for loan losses                                                                360                150
                                                                              --------------      -------------
Net interest income after provision for loan losses                                    8,176              7,635
Noninterest income
    Income from fiduciary activities                                                     452                410
    Service charges on deposit accounts                                                  658                594
    Net realized gain on securities                                                        -                 31
    Net gain on loan sales                                                               494                281
    Other service charges and fees                                                       469                382
    Other operating income                                                               360                249
                                                                              --------------      -------------
       Total noninterest income                                                        2,433              1,947
                                                                              --------------      -------------
Noninterest expense
    Salaries and employee benefits                                                     3,914              3,560
    Occupancy expenses, net                                                              432                431
    Equipment expenses                                                                   506                462
    Other operating expenses                                                           1,719              1,590
                                                                              --------------      -------------
       Total noninterest expense                                                       6,571              6,043
                                                                              --------------      -------------
Income before income taxes                                                             4,038              3,539
Income taxes                                                                           1,372              1,219
                                                                              --------------      -------------
Net income                                                                             2,666              2,320
                                                                              --------------      -------------
Other comprehensive income, net of tax:
    Change in unrealized gains / (losses) on securities                                   52                (71)
                                                                              --------------      --------------
Comprehensive income                                                          $        2,718      $       2,249
                                                                              ==============      ==============
Basic earnings per share                                                      $         1.23      $        1.07
                                                                              ==============      ==============
Diluted earnings per share                                                    $         1.21      $        1.07
                                                                              ==============      ==============
          See accompanying notes to consolidated financial statements.

                            LAFAYETTE BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1998 and 1997
                          (Dollar amounts in thousands)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                          1998            1997
                                                                          ----            ----
Cash flows from operating activities
    Net income                                                         $     2,666    $     2,320
    Adjustments to reconcile net income to net cash
      from operating activities
       Depreciation                                                            316            319
       Premium amortization, net of discount accretion                         146            167
       Provision for loan losses                                               360            150
       Net realized gain on securities                                           -            (31)
       Net (gain) loss on :
          Other real estate                                                    (43)            22
       Change in assets and liabilities:
          Loans originated for sale                                        (36,375)       (21,035)
          Loans sold                                                        36,106         21,350
          Accrued interest receivable and other assets                         378            235
          Accrued interest payable and other liabilities                       505            284
                                                                       -----------    -----------
              Net cash from operating activities                             4,059          3,781
Cash flows from investing activities
    Purchase of securities available-for-sale                              (27,845)        (6,217)
    Proceeds from sales of securities available-for-sale                     3,286         10,437
    Proceeds from maturities of securities available-for-sale               19,174          9,320
    Purchase of securities held-to-maturity                                 (1,107)          (524)
    Proceeds from maturities of securities held-to-maturity                  1,858          2,036
    Loans made to customers, net of payments collected                     (10,693)       (23,220)
    Purchase of FHLB stock                                                    (297)          (126)
    Property and equipment expenditures                                       (625)          (130)
    Proceeds from sales of other real estate                                   251            126
                                                                       -----------    -----------
       Net cash from investing activities                                  (15,998)        (8,298)
Cash flows from financing activities
    Net change in deposit accounts                                          14,816          5,822
    Net change in short-term borrowings                                     (1,129)        (9,111)
    Proceeds from long-term debt                                             2,800          5,000
    Payments on long-term debt                                                (575)          (608)
    Common stock issued                                                         69              -
    Dividends paid                                                            (563)          (491)
                                                                       ------------   ------------
              Net cash from financing activities                            15,418            612
Net change in cash and cash equivalents                                      3,479         (3,905)
Cash and cash equivalents at beginning of year                              30,901         29,380
                                                                       -----------    -----------
Cash and cash equivalents at end of period                             $    34,380    $    25,475
                                                                       ===========    ===========
Supplemental disclosures of cash flow information
  Cash paid during the period for:
       Interest                                                        $     7,925    $     7,344
       Income taxes                                                          1,277            988

Non-cash investing activity
    Loans transferred to other real estate                             $         -    $         -

          See accompanying notes to consolidated financial statements.

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                          (Dollar amounts in thousands)
                                   (Unaudited)

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

                                                         Six Months Ended         Six Months Ended
                                                           June 30, 1998            June 30, 1997
                                                           -------------            -------------
Basic earnings per share
 Net income                                                $       2,666            $       2,320
Weighted average shares outstanding                            2,164,023                2,161,386
                                                           -------------            -------------

    Basic earnings per share                               $        1.23            $        1.07
                                                           ==============          ==============

Diluted earnings per share
 Net income                                                $       2,666            $       2,320

Weighted average shares outstanding                            2,164,023                2,161,386
Stock Options                                                    111,112                   97,048
Assumed shares repurchased upon exercise                         (65,218)                 (87,962)
                                                           --------------           --------------
    Diluted average shares outstanding                          2,209,917               2,170,472
                                                           ---------------          -------------

    Diluted earnings per share                             $         1.21           $        1.07
                                                           ===============         ==============


                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                          (Dollar amounts in thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                        Three Months Ended       Three Months Ended
                                                           June 30, 1998            June 30, 1997
                                                           -------------            -------------
Basic earnings per share
 Net income                                                $       1,341            $       1,200
Weighted average shares outstanding                            2,164,195                2,161,386
                                                           -------------            -------------

    Basic earnings per share                               $         .62            $        .55
                                                           =============            =============
Diluted earnings per share
 Net income                                                $       1,341            $       1,200

Weighted average shares outstanding                            2,164,195                2,161,386
Stock Options                                                    111,112                   97,048
Assumed shares repurchased upon exercise                         (62,053)                 (83,589)
                                                           --------------           --------------
    Diluted average shares outstanding                          2,213,254               2,174,845
                                                           --------------           -------------

    Diluted earnings per share                             $         .61            $         .55
                                                           ==============           =============

NOTE 3 - SECURITIES

The amortized cost and estimated market values of securities are as follows at June 30, 1998:

                                                         Amortized                      Estimated
                                                           Cost                       Market Value
Securities Available-for-Sale
U.S. Government and its agencies                       $    19,944                    $    19,936
Obligations of states and political subdivisions            15,495                         15,570
Corporate obligations                                        1,010                          1,010
Mortgage-backed and other asset-backed securities           35,567                         35,437
                                                       -----------                    -----------
                                                       $    72,016                    $    71,953
                                                       ===========                    ===========
Securities Held-to-Maturity

Obligations of states and political subdivisions       $     4,510                    $     4,633
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
                                                       ===========                    ===========

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                          (Dollar amounts in thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 4 - LOANS

Loans are comprised of the following:

                                                                                 June 30,          December 31,
                                                                                   1998                1997

         Commercial and agricultural loans                                   $        110,009    $       112,586
         Real estate construction loans                                                24,295             17,117
         Residential real estate loans                                                137,893            127,574
         Installment loans to ind                                                      50,640             54,950
                                                                             ----------------    ---------------

             Total loans                                                     $        322,837    $       312,227
                                                                             ================    ===============



NOTE 5 - ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses is as follows:


                                                               1998                1997
                                                               ----                ----

    Balance, January 1                                     $       3,464      $        3,198
    Provision charged to operations                                  360                 150
    Loans charged off                                               (190)               (235)
    Recoveries on loans previously charged off                       107                  81
                                                           -------------      --------------

    Balance, June 30                                       $       3,741      $        3,194
                                                           =============      ==============

NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings are comprised of the following:


                                                                                 June 30,          December 31,
                                                                                   1998                1997

         Repurchase agreements                                               $         16,869    $        17,340
         Treasury tax and loan open-end note                                            2,374              3,032
                                                                             ----------------    ---------------

             Total short-term borrowings                                     $         19,243    $        20,372
                                                                             ================    ===============


ITEM 2.
                            LAFAYETTE BANCORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)

Lafayette Bancorporation (the "Corporation") is a one-bank holding company located in Lafayette, Indiana, and conducts business from fourteen offices in Tippecanoe and White Counties, Indiana. The Corporation provides a wide range of commercial and personal banking activities, including accepting deposits; making commercial and consumer loans; originating mortgage loans; providing personal and corporate trust services; providing investment advisory and brokerage services; and providing auto, homeowners, and other insurance products.


RESULTS OF OPERATIONS

Net Income

The Corporation earned $1,341, or $.62 per share for the second quarter of 1998 compared to $1,200, or $.55 per share for the second quarter of 1997. Net income increased $346, or 14.9% to $2,666 for the six month period ending June 30, 1998 compared to that same 1997 time period. Basic earnings per share were $1.23 and $1.07 for the six month period ending June 30, 1998 and 1997, respectively. Net interest income continues to be the most significant factor in the increased net income, although increased contributions from certain noninterest income sources such as realized gains on the sale of mortgage loans in the secondary market, the Corporation's investment brokerage department, and ATM fee income enhanced overall profits. A gain on the sale of an other real estate property recorded in the first quarter of 1998 also augmented noninterest income. A higher loan loss provision, along with increased salary and benefits expense and certain other noninterest expenses partially offset the increases recognized in other 1998 income categories.

Return on average assets (ROA) was 1.21% and 1.14% for the six month periods ending June 30, 1998 and 1997, respectively, while return on average equity
(ROE) was 13.45% and 13.11% for those same periods ending June 30, 1998 and 1997, respectively.


Net Interest Income

Net interest income is the most significant component of the Corporation's earnings. Net interest income is the difference between interest and fees realized on earning assets, primarily loans and securities, and interest paid on deposits and other borrowed funds. The net interest margin is this difference expressed as a percentage of average earning assets. Net interest income is determined by several factors, including the volume of earning assets and liabilities, the mix of earning assets and liabilities, and interest rates. For the six months ended June 30, 1998 and 1997, net interest income was $8,536 and $7,785, respectively. This represents a $751, or 9.6% increase over the prior year. Net interest income for the second quarter of 1998 was $274, or 6.8% higher than for that same three month period ending June 30, 1997. The increase in net interest income during 1998 is primarily attributable to the higher loan volume generated by the Corporation.

Total interest income for the six month period ending June 30, 1998 and 1997 was $16,742 and $15,297, respectively. Total interest income for the second quarter of 1998 was $685, or 8.8% greater than for that same quarter in 1997. Interest and fees on loans increased $1,875, or 15.0%, to $14,349 for the first six months of 1998, compared to $12,474 for the first six months of 1997. For the second quarter of 1998, interest and fees on loans increased $829, or 12.9% compared to the second quarter of 1997. Growth in the Corporation's loan portfolio continued to account for the majority of the increase in total interest income, as average loan balances were approximately $36,613, or 12.5% higher in June 1998 compared to June 1997. Although outstanding loan totals continue to increase, the Corporation has not experienced the growth it did during the 1996 and 1997 years. Overall, second quarter average loan growth was slightly less than that of the first quarter of 1998.

Total interest expense for the six month period ending June 30, 1998 and 1997 was $8,206 and $7,512, respectively. For the second quarter of 1998, total interest expense increased $411, or 10.9%, compared to the same 1997 time period. Average total interest-bearing liabilities and long-term debt increased approximately $25,572, or 7.5% and $11,888, or 116.3%, receptively from June 1997 to June 1998. While growth in the interest-bearing deposit accounts have contributed to increased overall interest expense, the average cost of these funds between the two periods has remained relatively unchanged. Although the average cost of long-term debt has declined between periods, overall interest expense increased as a result of the increase in principal debt.

The following table summarizes the Corporation's net interest income (on a tax-equivalent basis) for each of the periods presented. A marginal federal income tax rate of 34% for each period was used.

                                       Six Months                          Change from
                                     Ended June 30,                       Prior Period
                                   1998             1997             Amount        Percent
                                   ----             ----             ------        -------

Interest income                  $16,996           $15,571           $1,425           9.2%

Interest expense                   8,206             7,512              694           9.2%
                                  ------            ------           ------
     Net interest income         $ 8,790           $ 8,059            $ 731           9.1%
                                 =======           =======            =====



                                      Three Months                         Change from
                                     Ended June 30,                       Prior Period
                                   1998             1997             Amount        Percent
                                   ----             ----             ------        -------

Interest income                   $8,625            $7,931             $694           8.8%

Interest expense                   4,177             3,766              411          10.9%
                                   -----             -----            -----
     Net interest income          $4,448            $4,165           $  283           6.8%
                                  ======            ======           ======

Net interest income, on a tax equivalent basis, for the first six months of 1998 was $731, or 9.1% higher than for that same six month period ending June 30, 1997. For the second quarter of 1998, net interest income, on a tax equivalent basis, was $283, or 6.8% higher than for the same 1997 time period. The net interest margin, on a tax equivalent basis for the six months ending June 30, 1998 and 1997 was 4.31% and 4.28%, respectively. The ongoing growth in the loan portfolio is primarily responsible for the increase recognized in net interest income. The increase in interest expense, on the other hand, is primarily attributed to the 7.5% growth in interest-bearing liabilities. Net interest income for the second quarter increased at a slower pace than that of the first quarter mainly due to lower earning asset yields and higher total interest-bearing liability costs, predominately borrowed funds.

Provision for Loan Losses and Asset Quality

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount believed by management to be sufficient to absorb losses inherent in the credit portfolio. Management conducts, on a quarterly basis, a detailed evaluation of the adequacy of the allowance.

The consolidated provision for loan losses was $360 and $150 for the first six months of 1998 and 1997, respectively. The provision for loan losses increased $90 for the second quarter of 1998, compared to the same 1997 time period. Although management believes the allowance is sufficient, an attempt is being made to increase the allowance as a result of the significant loan growth experienced over the last two years. The allowance for loan losses at June 30, 1998 was $3,741, or 1.16% of total loans compared to $3,464, or 1.11% of total loans at December 31, 1997. Net charge-offs were $83 and $154 for the first six months of 1998 and 1997, respectively. This $71, or 46.1% decrease is primarily attributable to the decline in indirect lending charge-offs recorded by the Corporation.

Nonperforming loans include nonaccrual loans, restructured loans, and loans delinquent 90 days or more. Loans are classified as nonaccrual when management believes that collection of interest is doubtful, typically when payments are past due 90 days, unless the loans are well secured and in the process of collection.

The following table indicates the composition of nonperforming loans:

                                                                                 June 30,          December 31,
                                                                                   1998                1997

         Loans past due 90 days or more                                      $            812    $           505
         Nonaccrual loans                                                                 125                127
         Restructured loans                                                               240                350
                                                                             ----------------    ---------------

             Total nonperforming loans                                       $          1,177    $           982
                                                                             ================    ===============

Nonperforming loan totals at December 31, 1997 were at their lowest level in the last five years. Although total nonperforming loans increased $195, management believes overall asset quality to be good. The $307 increase in loans past due 90 days or more is attributable to a $231 net increase in mortgage loans and a $103 net increase in the installment loan portfolio, of which $71 related to the indirect lending function. Nonaccrual loans were at their five year low at June 30, 1998, while restructured loan totals declined $110 from the $350 reported at December 31, 1997.

Noninterest Income and Expense

Noninterest income totaled $2,433 for the first six months of 1998, compared to $1,947 for that same period of 1997, an increase of $486, or 25.0%. Noninterest income for the second quarter increased $200, or 19.8% to $1,212 compared to the prior year.

Service charges on deposit accounts, which comprise the largest component of noninterest income, increased for the first six months of 1998 and also for the second quarter of 1998 when compared to the same 1997 time periods. The number of accounts being assessed fees, along with an increase in the fee structure which became effective November 1, 1997 account for the majority of this change.

Net gain on loans originated and sold in the secondary mortgage market were $494 and $281 for the first six months of 1998 and 1997 respectively, an increase of $213, or 75.8%. For the second quarter of 1998, net gain on loan sales were $269, an increase of $119, or 79.3% from the prior year. The continued strength of the local economy, along with the low mortgage interest rate environment, spurred not only an increase in new home sales, but also the volume of home refinancings. These factors, in addition to an increase in the departmental staffing level has led to an increase of $14,756, or 69.1% in loan fundings for the six months ended June 30, 1998 compared to June 30, 1997. Loan fundings for the second quarter of 1998 increased 20.9% to $19,758 compared to $16,348 recorded for the first quarter of the same year.

Other service charges and fees were $469 and $382 for the first six months of 1998 and 1997, respectively, and increase of $87, or 22.8%. For the second quarter of 1998, other service charges and fees increased $42, or 19.7% compared to the prior year. The majority of the increase is attributable to ATM surcharge fees. The Corporation began surcharging non-bank customer ATM transactions in May 1997.

Noninterest expense totaled $6,571 for the first six months of 1998, compared to $6,043 for that same period of 1997, an increase of $528, or 8.7%. Total noninterest expense for the second quarter of 1998 was $210, or 6.8% higher than the prior year.

Salary and employee benefits expense was $3,914 for the first six months of 1998, an increase of $354, or 9.9%, from the $3,560 for the first six months of 1997. Total salaries and employee benefits for the second quarter of 1998 was $1,957, a $102, or 5.5% increase from the 1997 amount. The number of full-time equivalent employees increased to 215 from 202 at June 30, 1998 and 1997, respectively. These additional staffing needs were a result of a new branch being opened in March, 1998, in addition to additional staffing needs being met in the secondary mortgage market department to increase loan origination volume. The improvement in the income generated by the secondary mortgage market, as well as the Investment Center, also led to an increase in the commissions paid to certain employees. The Corporation also realized an increase in health insurance costs, primarily as a result of the increased staffing level.

Other operating expenses were $1,719 for the first six months of 1998, an increase of $129, or 8.1%, compared to $1,590 for the first six months of 1997. For the second quarter of 1998, other operating expenses increased $85, or 10.5% from the prior year. In addition to higher office supply costs attributed to the opening of the new branch facility, the Corporation expanded its marketing and advertising efforts which account for the majority of the overall increase in this category.

Income Taxes

Income taxes were $1,372 for the first six months of 1998 compared to $1,219 for the first six months of 1997, an increase of $153, or 12.6%. Compared to the prior year, income taxes increased $33, or 5.1% for the second quarter of 1998. Increased corporate earnings contributed to a higher income tax expense, in addition to tax-exempt income for the six months ended June 30, 1998 being less than that same 1997 time period. For the second quarter, however, tax-exempt income increased $28, or 14.6% in 1998 compared to 1997, which assisted in minimizing the overall income tax liability.

FINANCIAL CONDITION

Total assets were $457,670 at June 30, 1998 compared to $439,029 at December 31, 1997, an increase of $18,641, or 4.2%. Increases of $3,479, $4,618, and $10,333
were realized in cash and cash equivalents, investment securities, and net loans, respectively, for the first six months of 1998.

Total deposits and long-term debt for the first six months of 1998 increased $14,816 and $2,225, respectively, while short-term debt decreased $1,129 during that same time period. Increases in interest-bearing deposits accounted for 86.2% of the total deposit increase, while the increase in long-term debt is primarily attributable to an additional $2,800 in borrowings, net of principal repayments, from the Federal Home Loan Bank in Indianapolis.

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

Management   believes  the   Corporation  and  the  Bank  met  all  the  capital
requirements as of June 30, 1998 and December 31, 1997, and were well-capitalized under the guidelines established by the banking regulators. To be well-capitalized, the Corporation and Bank must maintain the prompt corrective action capital guidelines described above.

At June 30, 1998 and December 31, 1997, management was not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material effect on the Corporation's consolidated liquidity, capital resources or operations.

The Corporation's actual consolidated capital amounts and ratios are presented in the following table. The Bank's actual capital amounts and ratios are not materially different from the consolidated amounts below.


                                                                                 June 30,          December 31,
                                                                                   1998                1997
       Tier 1 capital
         Shareholders' equity                                                $         40,693    $        38,469
         Less:  Intangibles                                                              (841)              (908)
         Add/less:  Unrealized loss/(gain) on securities                                   38                 90
                                                                             ----------------    ---------------

             TOTAL TIER 1 CAPITAL                                            $         39,890    $        37,651
                                                                             ================    ===============
       Total capital
         Tier 1 capital                                                      $         39,890    $        37,651
         Allowable allowance for loan losses                                            3,741              3,464
                                                                             ----------------    ---------------

             TOTAL  CAPITAL                                                  $         43,631    $        41,115
                                                                             ================    ===============

       RISK WEIGHTED ASSETS                                                  $        321,581    $       310,170
                                                                             ================    ===============

       AVERAGE ASSETS                                                        $        444,346    $       430,555
                                                                             ================    ===============

                                   Actual ratios as of
                                June 30,       December 31,             Capital Adequacy         Well-Capitalized
                                  1998             1997                    Requirement              Requirement
                                  ----             ----                    -----------              -----------
Tier I Capital
  (to average assets)             9.0%              8.8%                     4.0%                       5.0%

Tier I Capital
  (to risk
  weighted assets)               12.4%             12.1%                     4.0%                       6.0%

Total Capital
  (to risk
   weighted assets)              13.6%             13.3%                     8.0%                      10.0%

Liquidity

The consolidated statement of cash flows illustrates the elements which gave rise to the change in the Corporation's cash and cash equivalents for the six months ended June 30, 1998 and 1997. Including net income of $2,666, the net cash from operating activities for the first six months of 1998 generated $4,059 of available cash. Net cash from investing activities utilized $15,998 of available cash, primarily as a result of purchasing $4,634 in investment securities and funding $10,693 in net loans. The $14,816 increase in deposits, along with $2,800 in long-term debt proceeds, offset by the net decrease in short-term borrowings and long-term debt principal repayments account for the majority of the $15,418 in cash generated from financing activities. Total cash inflows for the six month period in 1998 exceeded cash outflows by $3,479 resulting in a cash and cash equivalent balance of $34,380 at June 30, 1998.

Year 2000

The Corporation's Board of Directors and management is aware of the possible consequences the Year 2000 may pose with regard to the computer systems utilized to conduct business on a daily basis. A "Year 2000 Committee", which reports monthly to the Board of Directors, has prepared a detailed plan to address this issue. Testing of specific system applications is scheduled to begin during the early part of the third quarter and lasting until the end of the first quarter of 1999. The Corporation has developed contingency plans, conducted internal training seminars for employees, and has scheduled customer awareness seminars not only to communicate the Year 2000 issue, but also to inform these individuals of the Corporation's approach to address this issue. A risk assessment process has also been implemented to evaluate the Year 2000 preparedness of commercial borrowers of the Corporation.

While management does not believe the necessary steps involved to resolve this issue will significantly impair the organization's ability to operate and conduct business in a normal fashion, the Corporation does estimate the total cost to address this issue to be approximately $1.6 million. The expenditures related to this issue are comprised primarily of system upgrades, consisting both of hardware and software, in addition to dedicated personnel costs.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market risk of the Corporation encompasses exposure to both liquidity risk and interest rate risk and is reviewed quarterly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 1998 from the analysis and disclosures provided in the Corporation's Form 10-K for the year ended December 31, 1997.

PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Corporation's Annual Meeting of Shareholders was held Monday, April 13, 1998.

     (b) The following members were elected to the Corporation's Board of Directors to hold office as indicated by the term expiration, or until their successors are duly chosen and qualified.

       Term                                                Against or                             Broker
     Expiration           Nominee               For         Withheld           Abstain           Non-Votes

       2001       Richard A. Boehning        1,807,260       30,182             5,173                0
       2001       Joseph A. Bonner           1,837,041           392            5,173                0


     (c) The following matters were also voted upon at the Annual Meeting of Shareholders

                                                           Against or                             Broker
               Matter                           For         Withheld           Abstain           Non-Votes
        Approval of the 1998
     Nonqualified Stock Option Plan          1,761,571       47,399            44,784                0

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

            27   Financial Data Schedule for June 30, 1998

     (b)  Reports on Form 8-K

            No Form 8-K was filed with the SEC during the quarter ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 13, 1998                       By /s/ Robert J. Weeder
                                                Robert J. Weeder
                                                President


Date:  August 13, 1998                      By /s/ Marvin S. Veatch
                                               Marvin S. Veatch
                                               Controller