Form 10-Q
period 1998-09-30
LAFAYETTE BANCORPORATION
filed 1998-11-03
CIK 1035373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

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

Class                                            Outstanding at November 2, 1998
Common Stock, without par value                                 2,380,427 shares

                            LAFAYETTE BANCORPORATION

                                      INDEX


PART I.             FINANCIAL INFORMATION

Item 1.

     Consolidated Balance Sheets -- September 30, 1998 and December 31, 1997

     Consolidated Statements of Income -- Three Months Ended September 30, 1998 and 1997

     Consolidated Statements of Income -- Nine Months Ended September 30, 1998 and 1997

     Consolidated Statements of Cash Flows -- Nine Months Ended September 30, 1998 and 1997

     Notes to Consolidated Financial Statements -- September 30, 1998


Item 2.

     Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3.

     Quantitative and Qualitative Disclosures About Market Risk


PART II.            OTHER INFORMATION


Item 5.       Other Events


Item 6.       Exhibits and Reports on Form 8-K

       a)     Exhibits

              27  Financial Data Schedule

       b)     Reports on Form 8-K



SIGNATURES

ITEM 1.
                            LAFAYETTE BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)
                                   (Unaudited)

          -----------------------------------------------------------

                                                                September 30,         December 31,
                                                                    1998                  1997

ASSETS
Cash and due from banks                                         $       17,353        $      16,901
Federal funds sold                                                       5,200               14,000
                                                                --------------        -------------
    Total cash and cash equivalents                                     22,553               30,901
Securities available-for-sale (at market)                               79,160               66,577
Securities held-to-maturity, at cost (market value $6,086
  and $5,378)                                                            5,880                5,268
Loans held for sale                                                      7,592                7,640
Loans                                                                  336,611              312,227
    Less:  Allowance for loan losses                                    (3,868)              (3,464)
                                                                --------------        -------------
       Loans, net                                                      332,743              308,763
Federal Home Loan Bank stock (at cost)                                   1,539                1,242
Premises, furniture and equipment, net                                   6,372                6,183
Accrued interest receivable and other assets                            13,210               12,455
                                                                --------------        -------------

          Total assets                                          $      469,049        $     439,029
                                                                ==============        =============



LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Noninterest-bearing deposits                                $       40,862        $      42,752
    Interest-bearing demand and savings deposits                       162,521              144,028
    Interest-bearing time deposits                                     178,558              168,415
                                                                --------------        -------------
       Total deposits                                                  381,941              355,195
    Short-term borrowings                                               15,259               20,372
    Long-term debt                                                      23,946               19,886
    Accrued interest payable and other liabilities                       5,707                5,107
                                                                --------------        -------------
       Total liabilities                                               426,853              400,560

Shareholders' equity
    Common stock, no par value:  5,000,000 shares authorized;
    2,176,395 and 2,173,570 shares issued; and 2,162,808
    and 2,161,370 shares outstanding                                     2,176                2,174
    Common stock to be distributed, 217,640 shares                         218                    -
    Additional paid-in capital                                          32,620               24,555
    Retained earnings                                                    6,977               11,927
    Unrealized gain /(loss) on securities available-for-sale,
      net of tax ($202 and ($59))                                          309                  (90)
    Less:  Treasury stock, at cost (13,587 and 12,200 shares)             (104)                 (97)
                                                                --------------        -------------
       Total shareholders' equity                                       42,196               38,469
                                                                --------------        -------------

          Total liabilities and shareholders' equity            $      469,049        $     439,029

                                                                ==============        =============

           ---------------------------------------------------------
          See accompanying notes to consolidated financial statements.
           ----------------------------------------------------------

                            LAFAYETTE BANCORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
             For the three months ended September 30, 1998 and 1997
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

       -----------------------------------------------------------------

                                                    1998                1997
                                                    ----                ----
Interest income
    Loans                                           $   7,494           $  6,846
Taxable securities                                        813                889
    Tax exempt securities                                 261                182
    Other                                                 226                169
                                                    ---------           --------
       Total interest income                            8,794              8,086
Interest expense
    Deposits                                            3,807              3,505
    Short-term borrowings                                 213                160
    Long-term debt                                        367                278
                                                    ---------           --------
       Total interest expense                           4,387              3,943
                                                    ---------           --------
Net interest income                                     4,407              4,143
Provision for loan losses                                 180                120
                                                    ---------           --------
Net interest income after provision for loan losses     4,227              4,023
Noninterest income
    Income from fiduciary activities                      225                221
    Service charges on deposit accounts                   325                321
    Net realized gain / (loss) on securities                -                 (4)
    Net gain on loan sales                                350                226
    Other service charges and fees                        254                251
    Other operating income                                200                127
                                                    ---------           --------
       Total noninterest income                         1,354              1,142
                                                    ---------           --------
Noninterest expense
    Salaries and employee benefits                      2,056              1,866
    Occupancy expenses, net                               229                228
    Equipment expenses                                    250                265
    Other operating expenses                              822                778
                                                    ---------           --------
       Total noninterest expense                        3,357              3,137
                                                    ---------           --------
Income before income taxes                              2,224              2,028
Income taxes                                              758                723
                                                    ---------           --------
Net income                                              1,466              1,305
                                                    ---------           --------
Other comprehensive income, net of tax:
    Change in unrealized gains/(losses)
      on securities                                       347                145
                                                    ---------           --------
Comprehensive income                                $   1,813          $   1,450
                                                    =========           ========

Basic earnings per share                            $     .62          $     .55
Diluted earnings per share                          $     .60          $     .54
                                                    =========           ========

                            LAFAYETTE BANCORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              For the nine months ended September 30, 1998 and 1997
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

        ---------------------------------------------------------------

                                                      1998           1997
                                                      ----           ----

Interest income
    Loans                                           $   21,843     $  19,320
Taxable securities                                       2,445         2,989
    Tax exempt securities                                  672           612
    Other                                                  576           462
                                                    ----------      --------
       Total interest income                            25,536        23,383
Interest expense
    Deposits                                            11,066        10,403
    Short-term borrow                                       54           490
    Long-term debt                                         982           562
                                                    ----------      --------
       Total interest expense                           12,593        11,455
                                                    ----------      --------
Net interest income                                     12,943        11,928
Provision for loan losses                                  540           270
                                                    ----------      --------
Net interest income after provision
      for loan losses                                   12,403        11,658
Noninterest income
    Income from fiduciary activities                       677           631
    Service charges on deposit accounts                    983           915
    Net realized gain on securities                          -            27
    Net gain on loan sales                                 844           507
    Other service charges and fees                         723           633
    Other operating income                                 560           376
                                                    ----------      --------
       Total noninterest income                          3,787         3,089
                                                    ----------      --------
Noninterest expense
    Salaries and employee benefits                       5,970         5,426
    Occupancy expenses, net                                661           659
    Equipment expenses                                     756           727
    Other operating expenses                             2,541         2,368
                                                    ----------      --------
       Total noninterest expense                         9,928         9,180
                                                    ----------      --------
Income before income taxes                               6,262         5,567
Income taxes                                             2,130         1,942
                                                    ----------      --------
Net income                                               4,132         3,625
                                                    ----------      --------
Other comprehensive income, net of tax:
    Change in unrealized gains / (losses)
      on securities                                        399            74
                                                    ----------      --------
Comprehensive income                                $    4,531      $  3,699
                                                    ==========      ========

Basic earnings per share                            $     1.74      $   1.52
                                                    ==========      ========
Diluted earnings per share                          $     1.70      $   1.52
                                                    ==========      ========


                            LAFAYETTE BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1998 and 1997
                          (Dollar amounts in thousands)
                                   (Unaudited)

         --------------------------------------------------------------

                                                            1998            1997
                                                            ----            ----


Cash flows from operating activities
    Net income                                              $     4,132     $     3,625
    Adjustments to reconcile net income to net cash
      from operating activities
       Depreciation                                                  476            474
       Premium amortization, net of discount accretion               232            223
       Provision for loan losses                                     540            270
       Net realized gain on securities                                 -            (27)
       Net (gain) loss on:
          Other real estate                                          (43)            22
       Change in assets and liabilities:
          Loans originated for sale                              (57,273)       (36,553)
          Loans sold                                              57,321         35,401
          Accrued interest receivable and other assets            (1,291)          (582)
          Accrued interest payable and other liabilities             600            364
                                                             -----------      ---------
              Net cash from operating activities                   4,694          3,217
Cash flows from investing activities
    Purchase of securities available-for-sale                    (44,935)       (11,902)
    Proceeds from sales of securities available-for-sale           3,286         17,453
    Proceeds from maturities of securities available-for-sale     29,573         15,390
    Purchase of securities held-to-maturity                       (2,532)        (1,153)
    Proceeds from maturities of securities held-to-maturity        1,908          2,036
    Loans made to customers, net of payments collected           (24,520)       (33,922)
    Purchase of FHLB stock                                          (297)          (126)
    Property and equipment expenditures                             (665)          (209)
    Proceeds from sales of other real estate                         251            136
                                                             -----------      ---------
       Net cash from investing activities                        (37,931)       (12,297)
Cash flows from financing activities
    Net change in deposit accounts                                26,746          6,747
    Net change in short-term borrowings                           (5,113)        (5,414)
    Proceeds from long-term debt                                   4,800         11,500
    Payments on long-term debt                                      (740)          (784)
    Common stock issued                                               69              -
    Dividends paid                                                  (866)          (747)
    Purchase of treasury stock                                        (7)            (5)
                                                             -----------     ----------
              Net cash from financing activities                  24,889         11,297
Net change in cash and cash equivalents                           (8,348)         2,217
Cash and cash equivalents at beginning of year                    30,901         29,380
                                                             -----------    -----------
Cash and cash equivalents at end of period                   $    22,553    $    31,597
                                                             ===========    ===========

Supplemental disclosures of cash flow information
    Cash paid during the period for:
       Interest                                              $    12,401    $    11,556
       Income taxes                                                2,081          1,824

Non-cash investing activity
    Loans transferred to other real estate                   $         -    $         -


                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

          ------------------------------------------------------------


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

Under a new accounting standard, comprehensive income is now presented for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized appreciation/depreciation on securities available for sale, net of tax.


NOTE 2 - PER SHARE DATA

In September 1998, the Corporation declared a 10% stock dividend to shareholders of record September 30, 1998. A total of 217,640 common shares were issued
November 2, 1998 in connection with this 10% stock dividend. These 217,640 shares are reflected as common stock to be distributed in the September 30, 1998 balance sheet.

The following illustrates the computation of basic and diluted earnings per share, and includes the weighted average number of shares used in calculating earnings and dividends per share amounts for the periods presented. The weighted average number of shares have been retroactively restated for all stock dividends.


                                      Nine Months Ended        Nine Months Ended
                                     September 30, 1998       September 30, 1997
Basic earnings per share
 Net income                               $       4,132            $       3,625
Weighted average shares outstanding           2,380,334                2,377,639
                                          -------------            -------------

    Basic earnings per share              $        1.74            $        1.52
                                          =============            =============

Diluted earnings per share
 Net income                               $       4,132            $       3,625

Weighted average shares outstanding           2,380,334                2,377,639
Stock Options                                   119,123                  106,756
Assumed shares repurchased upon exercise        (68,325)                 (92,377)
                                          --------------           -------------
    Diluted average shares outstanding         2,431,132               2,392,018
                                          --------------           -------------

    Diluted earnings per share            $         1.70           $        1.52
                                          ==============           =============

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

          ------------------------------------------------------------

                                                   Three Months Ended       Three Months Ended
                                                   September 30, 1998       September 30, 1997

Basic earnings per share
 Net income                                          $       1,466            $       1,305
Weighted average shares outstanding                      2,380,448                2,377,639
                                                     -------------            -------------

    Basic earnings per share                         $         .62            $         .55
                                                     =============            =============


Diluted earnings per share
 Net income                                          $       1,466            $       1,305

Weighted average shares outstanding                      2,380,448                2,377,639
Stock Options                                              119,123                  106,756
Assumed shares repurchased upon exercise                   (65,075)                 (84,326)
                                                     --------------           --------------
    Diluted average shares outstanding                    2,434,496                2,400,069
                                                     --------------           --------------

    Diluted earnings per share                       $          .60           $          .54
                                                     ==============           ==============


NOTE 3 - SECURITIES

The amortized cost and estimated market values of securities are as follows at September 30, 1998:

                                                         Amortized           Estimated
                                                           Cost              Market Value
Securities Available-for-Sale
U.S. Government and its agencies                         $    21,544         $    21,664
Obligations of states and political subdivisions              18,371              18,612
Corporate obligations                                          1,008               1,011
Mortgage-backed and other asset-backed securities             37,726              37,873
                                                         -----------         -----------
                                                         $    78,649         $    79,160
                                                         ===========         ===========
Securities Held-to-Maturity

Obligations of states and political subdivisions         $     5,880         $     6,086
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
                                                       ===========                    ===========

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                          (Dollar amounts in thousands)
                                   (Unaudited)

         --------------------------------------------------------------

NOTE 4 - LOANS

Loans are comprised of the following:

                                                                          September 30,           December 31,
                                                                              1998                    1997


    Commercial and agricultural loans                                   $        114,250        $       112,586
    Real estate construction loans                                                25,178                 17,117
    Residential real estate loans                                                147,708                127,574
    Installment loans to individuals                                              49,475                 54,950
                                                                        ----------------        ---------------

             Total loans                                                $        336,611        $       312,227
                                                                        ================        ===============


NOTE 5 - ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses is as follows:

                                                            1998               1997
                                                            ----               ----


Balance, January 1                                        $   3,464         $   3,198
Provision charged to operations                                 540               270
Loans charged off                                              (267)             (313)
Recoveries on loans previously charged off                      131               183
                                                          ---------         ---------

Balance, September 30                                     $   3,868         $   3,338
                                                          =========         =========


NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings are comprised of the following:

                                                        September 30,       December 31,
                                                             1998                1997

         Repurchase agreements                          $     14,534        $    17,340
         Treasury tax and loan open-end note                     725              3,032
                                                        ------------        -----------

             Total short-term borrowings                $     15,259        $    20,372
                                                        ============        ===========

NOTE 7 - PENDING ACQUISITION

On October 20, 1998, Lafayette Bank and Trust Company, a wholly-owned subsidiary of Lafayette Bancorporation signed a definitive agreement with Bank One, Indiana, N.A. to acquire three branches located in DeMotte, Remington, and Rensselaer, Jasper County, Indiana. Lafayette Bank and Trust Company will acquire all of the deposits totaling approximately $118 million, selected loans totaling approximately $24 million, in addition to all physical facilities and certain other fixed assets. The transaction is subject to the approval of the Indiana Department of Financial Institutions and the FDIC, and is expected to be effective in the first quarter of 1999.

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


RESULTS OF OPERATIONS

Net Income

The Corporation earned $1,466, or $.62 per share (basic) for the third quarter of 1998 compared to $1,305, or $.55 per share (basic) for the third quarter of 1997. Net income increased $507, or 14.0% to $4,132 for the nine month period ending September 30, 1998 compared to that same 1997 time period. Basic earnings per share were $1.74 and $1.52 for the nine month period ending September 30, 1998 and 1997, respectively. Net interest income remains the single largest contributing factor in the net income increase realized by the Corporation. Other fee-based income, such as gains on mortgages originated and sold in the secondary market, fees generated by the Corporation's investment brokerage department, as well as ATM fees all contributed to the noninterest income growth. Partially offsetting the increases in income were higher loan loss provisions, increases realized in salary and benefits expense, in addition to certain other noninterest expenses, primarily advertising.

Return on average assets (ROA) was 1.27% and 1.24% for the third quarter of 1998 and 1997, respectively. Return on average equity (ROE) for that same time period was 14.15% and 14.07%, respectively. For the nine month period ending September 30, 1998 and 1997, ROA was 1.23% and 1.17%, respectively, while ROE was 13.68% and 13.43% for those same periods ending September 30, 1998 and 1997, respectively.


Net Interest Income

Net interest income is the most significant component of the Corporation's earnings. Net interest income is the difference between interest and fees realized on earning assets, primarily loans and securities, and interest paid on deposits and other borrowed funds. The net interest margin is this difference expressed as a percentage of average earning assets. Net interest income is determined by several factors, including the volume of earning assets and liabilities, the mix of earning assets and liabilities, and interest rates. For the nine months ended September 30, 1998 and 1997, net interest income was $12,943 and $11,928, respectively. This represents a $1,015, or 8.5% increase over the prior year. Net interest income for the third quarter of 1998 was $264, or 6.4% higher than for that same three month period ending September 30, 1997. Continued loan growth the Corporation has experienced is primarily responsible for the net interest income increase recorded during the year.

Total interest income for the nine month period ending September 30, 1998 and 1997 was $25,536 and $23,383, respectively. Total interest income for the third quarter of 1998 was $708, or 8.8% greater than for that same quarter in 1997. Interest and fees on loans increased $2,523, or 13.1%, to $21,843 for the first nine months of 1998, compared to $19,320 for the first nine months of 1997. For the third quarter of 1998, interest and fees on loans increased $648, or 9.5% compared to the third quarter of 1997. While the Corporation's loan growth has not been as dramatic as the last two years, average loan balances rose approximately $25,704, or 8.4%, through September 1998, compared to September 1997, and primarily accounted for the higher interest income totals. Investment security income also aided in the increase in overall interest income as average balances increased approximately $9,795, or 13.2%, from September 1997 to September 1998. Softer loan demand in conjunction with the increasing deposit growth resulted in additional funds to be invested.

Total interest expense for the nine month period ending September 30, 1998 and 1997 was $12,593 and $11,455, respectively. For the third quarter of 1998, total interest expense increased $444, or 11.3%, compared to the same 1997 time period. Total interest-bearing liability balances have increased $34,888, or 10.1% from September 1997 to September 1998. Overall interest expense has increased mainly due to the higher interest-bearing liability volume, as the average cost of funds between the two periods has not significantly changed.

The following table summarizes the Corporation's net interest income (on a tax-equivalent basis) for each of the periods presented. A marginal federal income tax rate of 34% for each period was used.

                                       Nine Months                         Change from
                                   Ended September 30,                    Prior Period
                                   1998             1997             Amount        Percent
                                   ----             ----             ------        -------
Interest income                  $25,934           $23,776           $2,158           9.1%

Interest expense                  12,593            11,455            1,138           9.9%
                                  ------            ------           ------
     Net interest income         $13,341           $12,321           $1,020           8.3%
                                 =======           =======           ======

                                      Three Months                         Change from
                                   Ended September 30,                    Prior Period
                                   1998             1997             Amount        Percent
                                   ----             ----             ------        -------

Interest income                   $8,938            $8,205             $733           8.9%

Interest expense                   4,387             3,943              444          11.3%
                                   -----             -----            -----
     Net interest income          $4,551            $4,262            $ 289           6.8%
                                  ======            ======            =====

Net interest income, on a tax equivalent basis, for the first nine months of 1998 was $1,020, or 8.3% higher than for that same nine month period ending September 30, 1997. For the third quarter of 1998, net interest income, on a tax equivalent basis, was $289, or 6.8% higher than for the same 1997 time period. The net interest margin, on a tax equivalent basis for the nine months ending September 30, 1998 and 1997 was 4.29% and 4.33%, respectively. Although increases in earning asset balances continue to outpace increases in earning liabilities, lower earning asset yields are the major contributing factor in the declining net interest margin.


Provision for Loan Losses and Asset Quality

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount believed by management to be sufficient to absorb losses inherent in the credit portfolio. Management conducts, on a quarterly basis, a detailed evaluation of the adequacy of the allowance.

The consolidated provision for loan losses was $540 and $270 for the first nine months of 1998 and 1997, respectively. The provision for loan losses increased $60 for the third quarter of 1998, compared to the same 1997 time period. Although management believes the allowance is sufficient, an attempt is being made to increase the allowance as a result of the significant loan growth experienced over the last two years. The allowance for loan losses at September 30, 1998 was $3,868, or 1.15% of total loans compared to $3,464, or 1.11% of total loans at December 31, 1997. Net charge-off's were $136 and $130 for the first nine months of 1998 and 1997, respectively. Although net charge-off's have increased slightly over the prior year, primarily due to increased charge-off's in the credit card portfolio, total gross charge-off's are $46, or 14.7% lower than a year ago.

Nonperforming loans include nonaccrual loans, restructured loans, and loans delinquent 90 days or more. Loans are classified as nonaccrual when management believes that collection of interest is doubtful, typically when payments are past due 90 days, unless the loans are well secured and in the process of collection.

The following table indicates the composition of nonperforming loans:

                                               September 30,       December 31,
                                                   1998                1997


    Loans past due 90 days or more              $   1,245         $   505
    Nonaccrual loans                                  124             127
    Restructured loans                                237             350
                                                ---------         -------

        Total nonperforming loans               $   1,606         $   982
                                                =========         =======

Nonperforming loan totals at December 31, 1997 were at their lowest level in the last five years. Although total nonperforming loans increased by $624 at September 30, 1998, management continues to believe overall asset quality to be good. The $740 increase in loans past due 90 days or more is attributable to a $460 net increase in mortgage loans and a $164 net increase in the installment loan portfolio, of which $116 related to the indirect lending function. Nonaccrual loans remained at their five year low as of September 30, 1998, while restructured loan totals declined $113 from the $350 reported at December 31, 1997.


Noninterest Income and Expense

Noninterest income increased $698, or 22.6% to $3,787 for the nine months ending September 30, 1998, compared to $3,089 for that same period of 1997. Noninterest income for the third quarter increased $212, or 18.6% to $1,354 compared to the prior year.

Service charges on deposit accounts, which comprise the largest component of noninterest income, increased for the first nine months of 1998 while only showing a slight increase for the third quarter of 1998 when compared to the same 1997 time period. The Corporation introduced relationship-based pricing on selected products, which has benefited customers by way of reduced bank service charges.

Net gain on loans originated and sold in the secondary mortgage market were $844 and $507 for the first nine months of 1998 and 1997 respectively, an increase of $337, or 66.5%. For the third quarter of 1998, net gain on loan sales were $350, an increase of $124, or 54.9% from the prior year. The continued strength of the local economy, along with the declining mortgage loan interest rate environment, spurred not only an increase in new home sales, but also the volume of loan refinancings. These factors, in addition to an increase in the departmental staffing level has led to an increase of $21,920, or 61.9% in loan fundings for the nine months ended September 30, 1998 compared to September 30, 1997. Loan fundings for the third quarter of 1998 increased 51.0% to $21,215 compared to $14,051 recorded for the third quarter of the previous year.

Other service charges and fees were $723 and $633 for the first nine months of 1998 and 1997, respectively, an increase of $90, or 14.2%. The third quarter of 1998 realized only a slight increase compared to the 1997 third quarter results. ATM surcharge fees account for the majority of the increase over the prior year. The Corporation began surcharging non-bank customer ATM transactions in May 1997.

Other operating income rose $184, or 48.9%, to $560 for the nine months ending September 30, 1998, compared to the $376 recorded in the prior year. A gain on the sale of an other real estate property recorded in the first quarter, in addition to income recognized in the investment brokerage department accounted for the majority of the increase. Commissions in the investment brokerage department increased $111, or 64.5%, to $283 for the first nine months of 1998. Management believes the increase in the investment brokerage department was partially due to the perception that the decline in the U.S. stock markets during the current quarter created many investment opportunities. As a result, the investment brokerage department's commissions increased $84, or 200% for the third quarter, compared to the third quarter results posted one year ago.

Noninterest expense totaled $9,928 for the first nine months ending September 30, 1998, compared to $9,180 for that same period of 1997, an increase of $748, or 8.1%. Total noninterest expense for the third quarter of 1998 was $220, or 7.0% higher than the prior year.

Salary and employee benefits expense was $5,970 for the first nine months of 1998, an increase of $544, or 10.0%, from the $5,426 for the first nine months of 1997. Total salaries and employee benefits for the third quarter of 1998 was $2,056, a $190, or 10.2% increase from the 1997 amount. The number of full-time equivalent employees increased to 216 from 209 at September 30, 1998 and 1997, respectively. These additional staffing needs were a result of a new branch being opened in March, 1998, in addition to additional staffing needs being met in the secondary mortgage market department to increase loan origination volume. The improvement in the income generated by the secondary mortgage market, as well as the Investment Center, also led to an increase in the commissions paid to certain employees. Compared to a year ago, health insurance costs increased 32.8% due to the rise in staffing levels, as well as an increase in the number of claims incurred.

Other operating expenses were $2,541 for the first nine months of 1998, an increase of $173, or 7.3%, compared to $2,368 for the first nine months of 1997. For the third quarter of 1998, other operating expenses increased $44, or 5.7% from the prior year. Accounting for the majority of the overall increase was higher office supply costs attributed to the opening of the new branch facility, along with the continued marketing and advertising efforts of the Corporation.


Income Taxes

The effective income tax rate was 34.01% and 34.88% for the first nine months of 1998 and 1997, respectively, and 34.08% and 35.65% for the third quarter of 1998 and 1997, respectively. The lower effective tax rates in 1998 are due to increased tax-exempt interest income.


FINANCIAL CONDITION

Total assets were $469,049 at September 30, 1998 compared to $439,029 at December 31, 1997, an increase of $30,020, or 6.8%. Increases of $13,195, and $23,980 were realized in investment securities, and net loans, respectively, for the first nine months of 1998, while the cash and cash equivalents balance decreased $8,348 for the same time period.

Total deposits and long-term debt for the first nine months of 1998 increased $26,746 and $4,060, respectively, while short-term debt decreased $5,113 during that same time period. Increases in interest-bearing deposits accounted for all of the total deposit increase, as noninterest-bearing deposit balances actually declined by $1,890. The increase in long-term debt is primarily attributable to an additional $4,800 in borrowings, not including principal repayments, from the Federal Home Loan Bank in Indianapolis.


Capital

Shareholders' equity totaled $42,196, or 9.0% of total assets at September 30, 1998, and $38,469, or 8.8% of total assets at December 31, 1997.

The Corporation and Bank are subject to various regulatory capital guidelines as required by federal and state banking agencies. These guidelines define the various components of core capital and assign risk weights to various categories of assets.

Tier 1, or core, capital consists of shareholders' equity less goodwill and core deposit intangibles, as defined by bank regulators. The definition of Tier 2 capital includes the amount of allowance for loan losses which does not exceed 1.25% of gross risk weighted assets. Total capital is the sum of Tier 1 and Tier 2 capital.

The minimum requirements under the capital guidelines are generally at least a 4.00% leverage ratio (Tier 1 capital divided by average assets excluding intangible assets and unrealized gains/losses), a 4.00% Tier 1 risk-based capital ratio (Tier 1 capital divided by risk-weighted assets), and a 8.00% total capital ratio (Tier 1 capital plus Tier 2 capital divided by risk-weighted assets).

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

Management believes the Corporation and the Bank met all the capital requirements as of September 30, 1998 and December 31, 1997, and were well-capitalized under the guidelines established by the banking regulators. To be well-capitalized, the Corporation and Bank must maintain the prompt corrective action capital guidelines described above.

At September 30, 1998 and December 31, 1997, management was not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material effect on the Corporation's consolidated liquidity, capital resources or operations.

The Corporation's actual consolidated capital amounts and ratios are presented in the following table. The Bank's actual capital amounts and ratios are not materially different from the consolidated amounts below.

                                                           September 30,       December 31,
                                                                1998                1997

  Tier 1 capital
   Shareholders' equity                                    $  42,196           $  38,469
    Less:  Intangibles                                          (824)               (908)
    Add/less:  Unrealized loss/(gain) on securities             (309)                 90
                                                           ---------           ---------

        TOTAL TIER 1 CAPITAL                               $  41,063           $  37,651
                                                           =========           =========

  Total capital
    Tier 1 capital                                         $  41,063           $  37,651
    Allowable allowance for loan losses                        3,868               3,464
                                                           ---------           ---------

        TOTAL  CAPITAL                                     $  44,931           $  41,115
                                                           =========           =========


       RISK WEIGHTED ASSETS                                $ 336,941           $ 310,170
                                                           =========           =========

       AVERAGE ASSETS                                      $ 457,698           $ 430,555
                                                           =========           =========


                                   Actual ratios as of
                              September 30,    December 31,       Capital Adequacy       Well-Capitalized
                                  1998             1997              Requirement            Requirement
                                  ----             ----              -----------            -----------
Tier I Capital
  (to average assets)             9.0%             8.8%                 4.0%                   5.0%

Tier I Capital
  (to risk
  weighted assets)               12.2%            12.1%                 4.0%                   6.0%

Total Capital
  (to risk
   weighted assets)              13.3%            13.3%                 8.0%                  10.0%


Liquidity

The consolidated statement of cash flows illustrates the elements which gave rise to the change in the Corporation's cash and cash equivalents for the nine months ended September 30, 1998 and 1997. Including net income of $4,132, the net cash from operating activities for the first nine months of 1998 generated $4,694 of available cash. Net cash from investing activities utilized $37,931 of available cash, primarily as a result of purchasing $12,700, net of maturity and sale proceeds, in investment securities and funding $24,520 in net loans. The $26,746 increase in deposits, along with $4,800 in long-term debt proceeds, offset by the net decrease in short-term borrowings and long-term debt principal repayments account for the majority of the $24,889 in cash generated from financing activities. Total cash outflows for the nine month period in 1998 exceeded cash inflows by $8,348 resulting in a cash and cash equivalent balance of $22,553 at September 30, 1998.


Year 2000

The Corporation's Board of Directors and management is aware of the possible consequences the Year 2000 may pose with regard to the computer systems utilized to conduct business on a daily basis. A "Year 2000 Committee", which reports monthly to the Board of Directors, has prepared a detailed plan to address this issue. In addition to developing contingency plans, the Corporation has conducted internal employee training, as well as customer awareness seminars in an effort to not only communicate the Year 2000 issue, but also to inform these individuals of the Corporation's approach to address this issue. Testing of the Corporation's core processing systems began early in the third quarter and is scheduled to be completed no later than the end of the first quarter of 1999.

Because the Year 2000 issue could affect the ability of the Corporation's customers to conduct their business and operations in a timely and effective manner, the result could adversely impact the Corporation. The Corporation's ability to process loan and deposit transactions could be affected, which could limit sources of revenues and funding from customers, as well as impact the quality of the loan portfolio. In order to assess the potential credit risk in the Corporation's loan portfolio, a comprehensive review of all commercial loan customers whose aggregate borrowings were $200,000 or greater was performed. Although no borrowers were classified as having a high credit risk, the Corporation took a conservative approach and considered those credits having a medium credit risk as part of the quarterly loan loss reserve analysis. A $350,000 specific reserve was allocated to these loans due to the uncertainty of the actual Year 2000 impact. This specific reserve did not result in an additional loan loss reserve provision because management's quarterly analysis of the allowance concluded that the allowance balance was adequate. These credits will be monitored and reviewed on a quarterly basis until March 31, 2000 in conjunction with the on-going quarterly loan loss reserve analysis.

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

The above discussion of Year 2000 issues includes numerous forward-looking statements reflecting management's current assessment and estimates with respect to the Corporation's Year 2000 compliance efforts and the impact of Year 2000 issues on the Corporation's business and operations. Various factors could cause actual results to differ materially from those contemplated by such assessment, estimates and forward-looking statements, including many factors that are beyond the control of the Corporation. These factors included, but are not limited to, representations by vendors and customers, technological advancements, economic conditions, and competitive considerations.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk of the Corporation encompasses exposure to both liquidity risk and interest rate risk and is reviewed quarterly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 1998 from the analysis and disclosures provided in the Corporation's Form 10-K for the year ended December 31, 1997.


PART II.   OTHER INFORMATION


Item 5.  Other Events

     On October 20, 1998, Lafayette Bank and Trust Company, a wholly-owned subsidiary of Lafayette Bancorporation signed a definitive agreement with Bank One, Indiana, N.A. to acquire three branches located in DeMotte, Remington, and Rensselaer, Jasper County, Indiana.

     Under the terms of the agreement, Lafayette Bank and Trust Company will acquire all of the deposits, totaling approximately $118 million, selected loans totaling approximately $24 million, in addition to all physical facilities and certain other fixed assets. These three branches account for approximately 30% of Jasper County's deposits.

     The transaction is subject to the approval of the Indiana Department of Financial Institutions and the FDIC, and is expected to be effective in the first quarter of 1999.


Item 6.  Exhibits and Reports on Form 8-K

        (a)   Exhibits

               27   Financial Data Schedule for September 30, 1998

        (b)   Reports on Form 8-K

               No Form 8-K was filed with the SEC during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 2, 1998                           By /s/ Robert J. Weeder
                                                  ------------------------------
                                                  Robert J. Weeder
                                                  President


Date:  November 2, 1998                           By /s/ Marvin S. Veatch
                                                  ------------------------------
                                                  Marvin S. Veatch
                                                  Controller