Form 10-K
period 1998-12-31
LAFAYETTE BANCORPORATION
filed 1999-03-30
CIK 1035373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended: December 31, 1998

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

                                                     YES [X]     NO [   ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant (assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are affiliates) valued at the price of the last trade price of $40.27 reported on the OTC Bulletin Board as of March 16, 1999, was approximately $94,006,690.

As of March 16, 1999, there were outstanding 2,385,219 common shares, no par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

         (1) Portions of the Annual Report to Shareholders of Lafayette Bancorporation for 1998, to the extent stated herein, are incorporated by reference into Parts I and II.

         (2) Portions of the Proxy Statement of Lafayette Bancorporation for the Annual Meeting of its Shareholders to be held April 12, 1999, to the extent stated herein, are incorporated by reference into Part III.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                     PART I

ITEM 1.  Business.

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

         On March 12, 1999, the Bank completed the acquisition of three branches from Bank One Indiana, National Association. The three branches are located in DeMotte, Remington and Rensselaer, in Jasper County, Indiana. This branch purchase added approximately $117 million in deposits and represented approximately 30% of the deposits in Jasper County. The branch acquisition expands the Bank's market area into an additional county in northwestern Indiana.

         The Bank was chartered as an Indiana state-chartered bank in 1899. The Bank's principal executive offices are also located at 133 North 4th Street, Lafayette, Indiana 47902 and its telephone number is (765) 423-7100. At December 31, 1998, the Bank was the largest bank headquartered in Tippecanoe County with total assets of $483,969,000 and total deposits of $395,546,000.

         Competition

         The banking business is highly competitive. The Corporation's market area consists principally of Tippecanoe, White and Jasper Counties in Indiana, although the Bank also competes with other financial institutions in surrounding counties in Indiana in obtaining deposits and providing many types of financial services. The Corporation competes with larger regional banks for the business of companies located in the Corporation's market area.

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

         Employees

         The Corporation has no compensated employees. At December 31, 1998, the Bank employed 203 full-time employees and 29 part-time employees. The Bank is not a party to any collective bargaining agreements, and employee relations are considered to be good.

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

         General.

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

         Capital Standards.

         The FRB, FDIC and other federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are reported as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans. On March 2, 1999, the four federal banking agencies published in the Federal Register uniform final rules that amended the leverage capital standards to make them more uniform and streamlined and amended the risk-based standards applicable to three types of assets. The new standards will become effective on April 1, 1999, and are not anticipated to have a significant effect on the Corporation.

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

         In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%; all other institutions are required to have a minimum ration of 4%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

         As of December 31, 1998, the Corporation was in compliance with the risk-based capital guidelines. For a detailed discussion of the regulatory capital requirements and the Corporation's and Bank's compliance with those requirements, see "Capital Adequacy" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 14 of Notes to Consolidated Financial Statements.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required the federal financial institution agencies to prescribe standards for assessing interest rate risk, which is the exposure of a bank's earnings and capital arising from adverse movements in interest rates. The banking agencies issued a joint policy statement on interest rate risk in May 1996 that describes prudent methods for monitoring such risk that rely primarily on the maintenance of adequate internal risk measurement systems and active oversight of risk management activities by the Board of Directors and senior management.

         Prompt Corrective Action and Other Enforcement Mechanisms.

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

         As of December 31, 1998, the Bank was classified as "well-capitalized" under the above guidelines. As discussed in the "Capital Adequacy" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report to Shareholders and Note 18 to the Corporation's Financial Statements, which are incorporated herein by reference, the acquisition of the three branches from Bank One Indiana, National Association, which was completed on March 12, 1999, will reduce consolidated and bank-only capital levels. In March 1999, the Corporation borrowed funds to contribute to the Bank to maintain the Bank's well-capitalized status. While management expects the Bank to remain well-capitalized following the consummation of this transaction, the Corporation's capital levels may temporarily drop below the minimum required level for capital adequacy purposes. Management will monitor the Corporation's consolidated capital level and anticipates the minimum required level for capital adequacy purposes to be met by the Corporation prior to December 31, 1999. See Items 7 and 8 below.

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

         The FDICIA also required the agencies to establish safety and soundness standards for insured financial institutions covering (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3)
credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; (7) asset quality, earnings and stock valuation; and (8) excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss.
The agencies have adopted guidelines covering most of these items.

         Restrictions on Dividends and Other Distributions.

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

         FDIC Insurance Assessments.

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

         Interstate Banking and Branching.

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

         Branching between states may be accomplished either by merging separate banks located in different states into one legal entity, or by establishing de novo branches in another state. Interstate branching by consolidation of banks was permitted beginning in June 1, 1998, except in states that passed legislation prior to that date "opting-out" of interstate branching. Banks located in states that opted out of interstate branching may not participate in interstate branching. The laws of the host state regarding community reinvestment, fair lending, consumer protection (including usury limits) and establishment of branches apply to the interstate branches.

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

         Community Reinvestment Act.

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

         Inter-Corporate Borrowings.

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

         Pending Legislation.

         The United States Congress considered proposals for comprehensive financial reform legislation during 1998, but none of the proposals was adopted. The Senate and House Banking Committees each approved financial reform bills in March 1999. The Corporation and Bank can not predict whether, or in what form, any proposed legislation will be adopted or, if adopted, the extent to which such adoption would affect the business of the Corporation or Bank.

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

ITEM 2.  Properties.

         The Corporation, through the Bank, currently operates from its main office in downtown Lafayette and from 16 additional locations in Tippecanoe, White and Jasper Counties in Indiana (effective March 29, 1999 the Bank closed its branch location in Chalmers, Indiana). Information about those locations is set forth in the table below:


======================================== ---------------------------------------- ==================================
                                                                                            ADDITIONAL
                                                                                               BANKING
                                                         LOCATION/                           FUNCTIONS
            NAME OF OFFICE                             TELEPHONE NO.                           OFFERED
======================================== ---------------------------------------- ==================================

Downtown Main Office                     133 North 4th Street                     oTrust Department
                                         Lafayette, Indiana                       oMortgage Loan Department
                                         (765) 423-7100                           oCommercial Loan
                                                                                     Department
======================================== ---------------------------------------- ==================================
Downtown Motor Bank                      401 North 4th Street                     o24-Hour MAC Automatic
                                         Lafayette, Indiana                         Teller Machine
                                         (765) 423-7165
======================================== ---------------------------------------- ==================================
Elston Branch                            2862 U.S. 231 South                      o24-Hour MAC Automatic
                                         Lafayette, Indiana                         Teller Machine
                                         (765) 423-7166
======================================== ---------------------------------------- ==================================
Lafayette Square                         2504 Teal Road                           o24-Hour MAC Automatic
  Branch                                 Lafayette, Indiana                         Teller Machine
                                         (765) 423-7164
======================================== ---------------------------------------- ==================================
Market Square Branch                     2200 Elmwood Avenue                      oInstallment Loan Department
                                         Lafayette, Indiana                       o24-Hour MAC Automatic
                                         (765) 423-7163                             Teller Machine
======================================== ---------------------------------------- ==================================
Tippecanoe Court                         Pay Less Super Market                    o24-Hour MAC Automatic
Branch                                   2513 Maple Point Drive                      Teller Machine
                                         Lafayette, Indiana
                                         (765) 423-3821
======================================== ---------------------------------------- ==================================
West Lafayette Branch                    2329 N. Salisbury Street                 o24-Hour MAC  Automatic
                                         West Lafayette, Indiana                    Teller  Machine
                                         (765) 423-7162
======================================== ---------------------------------------- ==================================

26 East Branch                           3901 S.R. 26 East                        oInvestment Center
                                         Lafayette, Indiana                       oInsurance Department
                                         (765) 423-7167                           o24-Hour MAC Automatic
                                                                                    Teller  Machine
======================================== ---------------------------------------- ==================================
Elmwood Avenue                           Pay Less Super Market                    o24-Hour MAC Automatic
  Branch                                 1904 Elmwood Avenue                        Teller Machine
                                         Lafayette, Indiana
                                         (765) 423-3931
======================================== ---------------------------------------- ==================================
Valley Lakes Branch                      1803 E. 350 S.                           o24-Hour MAC Automatic
                                         Lafayette, Indiana                         Teller Machine
                                         (765) 423-3841
======================================== ---------------------------------------- ==================================
Brookston Branch                         S.R. 18 West and HWY 43                  o24-Hour MAC Automatic
                                         Brookston, Indiana                         Teller Machine
                                         (765) 563-6400
======================================== ---------------------------------------- ==================================
Monticello Branch                        116 East Washington St.                  o24-Hour MAC Automatic
                                         Monticello, Indiana                        Teller Machine
                                         (219) 583-5137
======================================== ---------------------------------------- ==================================
Reynolds Branch                          U.S. 24 West                             o24-Hour MAC Automatic
                                         Reynolds, Indiana                          Teller Machine
                                         (219) 984-5471
======================================== ---------------------------------------- ==================================
DeMotte Branch                           437 N. Halleck                           o24-Hour MAC Automatic
                                         DeMotte, Indiana 46310                     Teller Machine
                                         (219) 987-5812
======================================== ---------------------------------------- ==================================
Remington Branch                         101 E. Division Street                   o24-Hour MAC Automatic
                                         Remington, Indiana 47977                   Teller Machine
                                         (219) 866-2161
======================================== ---------------------------------------- ==================================
Rensselaer Branch                        200 W. Washington Street                 o24-Hour MAC Automatic
                                         Rensselaer, Indiana 47978                  Teller Machine
                                         (219) 866-7121
======================================== ======================================== ==================================
Rensselaer Motor Bank                    200 N. Van Rensselaer
                                         Rensselaer, Indiana 47978
                                         (219) 866-1455
======================================== ======================================== ==================================


         The Bank owns its main office and all its branch offices, except the Market Square, Tippecanoe Court Pay Less, Elmwood Pay Less and Valley Lakes branches, all of which are leased. The West Lafayette and 26 East branch facilities are owned by the Bank; however, both are subject to land leases. The main office facility, which is used predominantly by the Corporation and the Bank, contains approximately 63,000 square feet. The remaining space is leased to various unrelated business operations. The other branches range in size from nearly 11,425 square feet down to approximately 450 square feet. The Bank's Data Center is located at 320 North Street in Lafayette, Indiana, and houses the Bank's data processing operations in addition to the proof and checking departments.

ITEM 3.  Legal Proceedings.

         There are no material pending legal proceedings, other than routine litigation incidental to their business, to which the Corporation or the Bank is a party or of which any of its property is subject.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

   There was no matter submitted during the fourth quarter of 1998 to a vote of security holders, by solicitation of proxies or otherwise.

Special Item.   Executive Officers of the Registrant.


------------------------------------------------- ----------- ------------------------------------------------------
                      Name                           Age                          Offices Held
------------------------------------------------- ----------- ------------------------------------------------------
Joseph A. Bonner                                      67      Chairman of the Board of the Corporation and the Bank
------------------------------------------------- ----------- ------------------------------------------------------
Robert J. Weeder                                      61      Chief Executive Officer and President of the
                                                              Corporation and the Bank
------------------------------------------------- ----------- ------------------------------------------------------
Robert J. Ralston                                     57      Executive Vice President/Senior Operations Officer
                                                              and Secretary/Treasurer of the Bank
------------------------------------------------- ----------- ------------------------------------------------------
Lawrence A. Anthrop                                   54      Senior Vice President and Senior Trust Officer of
                                                              the Bank
------------------------------------------------- ----------- ------------------------------------------------------
E. James Brisco                                       46      Senior Vice President and Manager, Mortgage Loan
                                                              Department of the Bank
------------------------------------------------- ----------- ------------------------------------------------------
Michelle D. Turnpaugh                                 33      Secretary/Treasurer of the Corporation and Assistant
                                                              Secretary of the Bank
------------------------------------------------- ----------- ------------------------------------------------------
Marvin S. Veatch                                      34      Controller of the Bank
------------------------------------------------- ----------- ------------------------------------------------------
Charles E. Wise                                       52      Senior Vice President and Manager of the Reynolds
                                                              and Monticello offices of the Bank
------------------------------------------------- ----------- ------------------------------------------------------

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

     Mr. Ralston became Executive Vice President of the Bank in December, 1996, and was appointed Secretary/Treasurer of the Bank in September, 1996.

     Ms. Turnpaugh was appointed Secretary/Treasurer of the Corporation in September, 1996.

     Mr. Wise became Senior Vice President of the Bank in December, 1996.

                                     PART II

     The information in Part II of this report is incorporated by reference to the indicated sections of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998. [Page numbers in EDGAR version are enclosed in brackets.]

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

                                                       Annual Report to
                                                         Shareholders
                                                             Page

                          (a)       Market                     39 [13.62]
                          (b)       Holders                    39 [13.62]
                          (c)       Dividends                  39 [13.62]

ITEM 6.           Selected Financial Data.

                                                        Annual Report to
                                                           Shareholders
                                                               Page

                          Selected Financial Data               13 [13.3]

  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                              Annual Report to
                                                                Shareholders
                                                                    Pages

                          Management's Discussion and
                          Analysis of Financial Condition
                          and Results of Operations                 12-25
                                                                 [13.2-13.28]

ITEM 7A.          Quantitative and Qualitative Disclosures About Market Risk.

                                                              Annual Report to
                                                                Shareholders
                                                                    Page

                          Management's Discussion and
                          Analysis of Financial Condition
                          and Results of Operations -
                          Quantitative and Qualitative
                          Disclosures About Market Risk               22 [13.23]

ITEM 8.           Financial Statements and Supplementary Data.

                                                            Annual Report to
                                                              Shareholders
                                                                  Pages

                          Financial Statements and
                          Supplementary Data                      26-38
                                                               [13.29-13.61]

ITEM 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

                  Not applicable.

                                    PART III

         Except as set forth below in "Directors and Executive Officers of the Corporation," the information for Items 10 through 13 of this Report is incorporated herein by reference from the Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 12, 1999, which was filed with the Commission pursuant to Regulation 14A on March 9, 1999.

ITEM 10. Directors and Executive Officers of the Corporation.

         The information required by this item relating to Executive Officers is found under the heading "Special Item. Executive Officers of the Registrant" in
Part I of this Report and the information required by this item relating to Directors is included under the caption "Election of Directors" in the Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 12, 1999, which has been filed with the Commission and is incorporated herein by reference in this Form 10-K.

ITEM 11. Executive Compensation.

         The information required by this item is included under the caption "Executive Compensation" in the Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 12, 1999, which has been filed with the Commission and is incorporated by reference in this Form 10-K.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is included under the caption "Election of Directors" in the Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 12, 1999, which has been filed with the Commission and is incorporated by reference in this Form 10-K.

ITEM 13. Certain Business Relationships and Related Transactions.

         The information required by this item is included under the caption "Certain Business Relationships and Transactions" in the Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 12, 1999, which has been filed with the Commission and is incorporated by reference in this Form 10-K.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         The documents listed below are either filed as a part of this Report or incorporated by reference from the Annual Report to Shareholders or the Corporation's Registration Statement as indicated.

         (a)1.  Financial Statements.

                                                       Annual Report to
                                                         Shareholders
                                                             Page

         Report of Independent Auditors                       26 [13.31]

         Consolidated Balance Sheets as of
         December 31, 1998 and 1997                           27 [13.32]

         Consolidated Statements of Income for
           the years ended December 31, 1998,
           1997 and 1996                                      28 [13.33]

         Consolidated Statements of Changes
           in Shareholders' Equity for the years
           ended December 31, 1998, 1997 and 1996             29 [13.34]

         Consolidated Statements of Cash Flows
           for the years ended December 31,
           1998, 1997 and 1996                                30 [13.35]

         Notes to Consolidated Financial
           Statements                                       31-38 [13.38-13.61]

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

         (b)      Reports on Form 8-K.

         During the quarter ended December 31, 1998, the Corporation filed one Current Report on Form 8-K. The report, dated October 21, 1998, was filed under
Item 5 and announced the Bank's agreement to acquire three branches in Jasper County, Indiana from Bank One Indiana, National Association.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Dated: March 26, 1999                  LAFAYETTE BANCORPORATION


                                       By: /s/ Robert J. Weeder
                                           Robert J. Weeder, President


         In accordance with the Exchange Act, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: March 26, 1999                    /s/ Robert J. Weeder
                                         Robert J. Weeder, President (Principal
                                         Executive Officer) and Director


Dated: March 26, 1999                    Marvin S. Veatch
                                         Marvin S. Veatch, Controller (Principal
                                         Accounting Officer and Principal
                                         Financial Officer)


Dated: March ____ , 1999                 ______________________________________
                                         Richard A. Boehning, Director


Dated: March 26, 1999                    /s/ Joseph A. Bonner
                                         Joseph A. Bonner, Director


Dated: March ____ , 1999                 ______________________________________
                                         Wilbur L. Hancock, Director


Dated: March 26, 1999                    /s/ Roy D. Meeks
                                         Roy D. Meeks, Director

                                  EXHIBIT INDEX

Exhibit                                                                                                    Page
Number                     Description                                                                    Number


3.1                        Restated Articles of Incorporation of the Corporation
                           are incorporated by reference to Exhibit 3.1 to Registrant's
                           Form 10, which became effective on June 30, 1997

3.2                        Bylaws of the Corporation, as amended, are incorporated
                           by reference to Exhibit 3.2 to the Registrant's Form 10,
                           which became effective June 30, 1997

10.1*                      Lafayette Bancorporation Non-Qualified Stock Option Plan,
                           including schedule identifying material terms of options
                           granted to Directors and named executive officers, is
                           incorporated by reference to Exhibit 10.1 in the Registrant's
                           Form 10, which became effective on June 30, 1997

10.2*                      Lafayette Bancorporation Officers' Stock Appreciation
                           Rights Plan,  including schedule identifying material
                           terms of stock  appreciation  rights granted to named
                           executive  officers,  is incorporated by reference to
                           Exhibit  10.2  in the  Registrant's  Form  10,  which
                           became effective on June 30, 1997
10.3*                      Lafayette Bank and Trust Company Directors Deferred
                           Compensation Plan and Form of Agreement (1987), is
                           incorporated by reference to Exhibit 10.3 of Registrant's
                           Form 10, which became effective on June 30, 1997

10.4*                      Lafayette Bank and Trust Company Directors Deferred
                           Compensation Form of Agreement (1994), is incorporated
                           by reference to Exhibit 10.4 of Registrant's Form 10, which became effective on June 30, 1997

10.5*                      Lafayette Bancorporation 1998 Nonqualified Stock Option Plan

10.6*                      Lafayette Bancorporation Director Emeritus Supplemental
                           Retirement Benefits Plan

13                         Registrant's 1998 Annual Report to Shareholders (includes
                           only portions incorporated by reference)

21                         Subsidiaries of Registrant

27                         Financial Data Schedule


* Indicates Exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as Exhibits to this Form 10-K.