Form 10-Q
period 1999-03-31
LAFAYETTE BANCORPORATION
filed 1999-05-17
CIK 1035373

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

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

Class                                             Outstanding at May 17, 1999
Common Stock, without par value                       2,385,219 shares

                            LAFAYETTE BANCORPORATION

                                      INDEX


PART I.             FINANCIAL INFORMATION

Item 1.

       Consolidated Balance Sheets  --  March 31, 1999 and December 31, 1998

       Consolidated Statements of Income and
           Comprehensive Income --  Three Months Ended March 31, 1999 and 1998

       Consolidated Statements of Cash Flows  --  Three Months Ended March 31,
           1999 and 1998

       Notes to Consolidated Financial Statements  --  March 31, 1999


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

              27    Financial Data Schedule

       b)     Reports on Form 8-K


SIGNATURES

ITEM 1.
                            LAFAYETTE BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                (Dollar amounts in thousands, except share data)
                                   (Unaudited)

-------------------------------------------------------------------------------

                                                                                March 31,         December 31,
                                                                                  1999                1998

ASSETS
Cash and due from banks                                                       $       31,088      $      17,368
Federal funds sold                                                                     6,000              1,400
                                                                              --------------      -------------
    Total cash and cash equivalents                                                   37,088             18,768
Interest-bearing balances with other financial institutions                              679                671
Securities available-for-sale (at market)                                             95,732             76,956
Securities held-to-maturity (market value $7,025
  and $5,063)                                                                          6,857              4,879
Loans held for sale                                                                    8,380             10,086
Loans                                                                                426,704            353,828
    Less:  Allowance for loan losses                                                  (4,227)            (4,241)
                                                                              --------------      -------------
       Loans, net                                                                    422,477            349,587
Federal Home Loan Bank stock (at cost)                                                 1,539              1,539
Premises, furniture and equipment, net                                                 8,494              7,953
Intangible assets                                                                     14,271                827
Accrued interest receivable and other assets                                          13,711             12,703
                                                                              --------------      -------------

          Total assets                                                        $      609,228      $     483,969
                                                                              ==============      =============


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Noninterest-bearing deposits                                              $       52,722      $      48,657
    Interest-bearing demand and savings deposits                                     233,109            170,308
    Interest-bearing time deposits                                                   215,505            176,581
                                                                              --------------      -------------
       Total deposits                                                                501,336            395,546
    Short-term borrowings                                                             19,637             16,402
    Long-term debt                                                                    37,466             23,854
    Accrued interest payable and other liabilities                                     6,950              5,553
                                                                              --------------      -------------
       Total liabilities                                                             565,389            441,355


Shareholders' equity
    Common stock, no par value:  5,000,000 shares authorized;
    2,398,827 and 2,394,035 shares issued; and 2,385,219
    and 2,380,427 shares outstanding                                                   2,399              2,394
    Additional paid-in capital                                                        32,737             32,620
    Retained earnings                                                                  8,932              7,747
    Unrealized gain / (loss) on securities available-for-sale,
      net of tax (($81) and ($27))                                                      (124)               (42)
    Less:  Treasury stock, at cost (13,608 shares)                                      (105)              (105)
                                                                              --------------      -------------
       Total shareholders' equity                                                     43,839             42,614
                                                                              --------------      -------------

          Total liabilities and shareholders' equity                          $      609,228      $     483,969
                                                                              ==============      =============

See accompanying notes to consolidated financial statements.

                            LAFAYETTE BANCORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
               For the three months ended March 31, 1999 and 1998
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

-------------------------------------------------------------------------------

                                                                                   1999                1998
                                                                                   ----                ----
Interest income
    Loans                                                                     $        8,130      $       7,129
Taxable securities                                                                       890                820
    Tax exempt securities                                                                361                191
    Other                                                                                102                170
                                                                              --------------      -------------
       Total interest income                                                           9,483              8,310
Interest expense
    Deposits                                                                           3,901              3,569
    Short-term borrowings                                                                275                163
    Long-term debt                                                                       396                297
                                                                              --------------      -------------
       Total interest expense                                                          4,572              4,029
                                                                              --------------      -------------
Net interest income                                                                    4,911              4,281
Provision for loan losses                                                                180                180
                                                                              --------------      -------------
Net interest income after provision for loan losses                                    4,731              4,101
Noninterest income
    Income from fiduciary activities                                                     253                226
    Service charges on deposit accounts                                                  307                325
    Net realized gain on securities                                                        -                  -
    Net gain on loan sales                                                               308                225
    Other service charges and fees                                                       178                156
    Other operating income                                                               150                231
                                                                              --------------      -------------
       Total noninterest income                                                        1,196              1,163
                                                                              --------------      -------------
Noninterest expense
    Salaries and employee benefits                                                     2,166              1,957
    Occupancy expenses, net                                                              243                215
    Equipment expenses                                                                   286                254
    Other operating expenses                                                             962                824
                                                                              --------------      -------------
       Total noninterest expense                                                       3,657              3,250
                                                                              --------------      -------------
Income before income taxes                                                             2,270              2,014
Income taxes                                                                             751                689
                                                                              --------------      -------------
Net income                                                                             1,519              1,325
                                                                              --------------      -------------
Other comprehensive income, net of tax:
    Change in unrealized gains / (losses) on securities                                  (82)               (26)
                                                                              ---------------     --------------
Comprehensive income                                                          $        1,437      $       1,299
                                                                              ==============      =============

Basic earnings per share                                                      $          .64      $         .56
                                                                              ==============      =============
Diluted earnings per share                                                    $          .62      $         .55
                                                                              ==============      =============
Dividend per share                                                            $          .14      $         .12
                                                                              ==============      =============

See accompanying notes to consolidated financial statements.

                            LAFAYETTE BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1999 and 1998
                          (Dollar amounts in thousands)
                                   (Unaudited)

-------------------------------------------------------------------------------

                                                                         1999            1998
                                                                          ----            ----

Cash flows from operating activities
    Net income                                                         $     1,519    $     1,325
    Adjustments to reconcile net income to net cash
      from operating activities
       Depreciation                                                            194            157
       Premium amortization, net of discount accretion                         104             59
       Provision for loan losses                                               180            180
       Net realized gain on securities                                           -              -
       Net realized (gain) loss on sale of :
          Other real estate                                                      -            (43)
       Change in assets and liabilities:
          Loans originated for sale                                        (22,085)       (14,795)
          Loans sold                                                        23,791         16,348
          Accrued interest receivable and other assets                      (1,011)           603
          Accrued interest payable and other liabilities                     1,397            160
                                                                       -----------    -----------
              Net cash from operating activities                             4,089          3,994
Cash flows from investing activities
    Change in interest-bearing balances with other financial institutions       (8)            -
    Purchase of securities available-for-sale                              (24,883)       (17,650)
    Proceeds from sales of securities available-for-sale                         -          2,982
    Proceeds from maturities of securities available-for-sale                5,927         11,778
    Purchase of securities held-to-maturity                                 (2,000)           (92)
    Proceeds from maturities of securities held-to-maturity                     19             11
    Loans made to customers, net of payments collected                     (14,765)        (7,544)
    Property and equipment expenditures                                       (735)          (257)
    Proceeds from sales of other real estate                                     -            251
                                                                       -----------    ------------
              Net cash from investing activities                           (36,445)       (10,521)
Cash flows from financing activities
    Net change in deposit accounts                                         (11,225)         6,927
    Cash received in branch acquisition for liabilities assumed, net
       of assets acquired                                                   45,266              -
    Net change in short-term borrowings                                      3,235         (7,385)
    Proceeds from long-term debt                                            14,000              -
    Payments on long-term debt                                                (388)          (410)
    Common stock issued                                                        122             69
    Dividends paid                                                            (334)          (281)
                                                                       ------------   ------------
              Net cash from financing activities                            50,676         (1,080)
Net change in cash and cash equivalents                                     18,320         (7,607)
Cash and cash equivalents at beginning of year                              18,768         30,901
                                                                       -----------    -----------
Cash and cash equivalents at end of period                             $    37,088    $    23,294
                                                                       ===========    ===========

Supplemental  disclosures of cash flow  information
   Cash paid during the period for:
       Interest                                                        $     3,841    $     3,867
       Income taxes                                                            150             50
Non-cash investing activity
    Loans transferred to other real estate                             $       181    $        -

See accompanying notes to consolidated financial statements.

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)

-------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The significant accounting policies followed by Lafayette Bancorporation (the "Corporation") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The consolidated interim financial statements have been prepared in accordance with Generally Accepted Accounting Principles and in accordance with instructions to Form 10-Q and may not include all information and footnotes normally disclosed for full annual financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature. Certain prior period information has been reclassified to correspond with the 1999 presentation.

NOTE 2 - PER SHARE DATA

The following illustrates the computation of basic and diluted earnings per share, and includes the weighted average number of shares used in calculating earnings and dividends per share amounts for the periods presented. The weighted average number of shares has been retroactively restated for stock dividends.


                                                             March 31,           March 31,
                                                               1999                1998
Basic earnings per share
 Net income                                                $       1,519      $        1,325
Weighted average shares outstanding                            2,384,687           2,380,082
                                                           -------------      --------------

    Basic earnings per share                               $         .64      $          .56
                                                           =============      ==============


Diluted earnings per share
 Net income                                                $       1,519      $        1,325

Weighted average shares outstanding                            2,384,687           2,380,082
Diluted effect of assumed shares
  exercised of Stock Options                                      62,268              47,276
                                                           -------------      --------------
    Diluted average shares outstanding                          2,446,955          2,427,358
                                                           --------------     --------------

    Diluted earnings per share                             $          .62     $          .55
                                                           ==============     ==============


                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
-------------------------------------------------------------------------------

NOTE 3 - SECURITIES

The amortized cost and estimated market values of securities are as follows at March 31, 1999:

                                                         Amortized                      Estimated
                                                           Cost                       Market Value
Securities Available-for-Sale
U.S. Government and its agencies                       $    14,027                    $    14,069
Obligations of states and political subdivisions            25,321                         25,359
Corporate obligations                                        3,520                          3,507
Mortgage-backed and other asset-backed securities           53,038                         52,766
Other securities                                                31                             31
                                                       -----------                    -----------
                                                       $    95,937                    $    95,732
                                                       ===========                    ===========

Securities Held-to-Maturity

Obligations of states and political subdivisions       $     6,857                    $     7,025
                                                       ===========                    ===========

The amortized cost and estimated market values of securities are as follows at December 31, 1998:

                                                         Amortized                      Estimated
                                                           Cost                       Market Value
Securities Available-for-Sale
U.S. Government and its agencies                       $    14,039                    $    14,110
Obligations of states and political subdivisions            23,526                         23,637
Corporate obligations                                        2,520                          2,513
Mortgage-backed and other asset-backed securities           36,940                         36,696
                                                       -----------                    -----------
                                                       $    77,025                    $    76,956
                                                       ===========                    ===========

Securities Held-to-Maturity

Obligations of states and political subdivisions       $     4,879                    $     5,063
                                                       ===========                    ===========

NOTE 4 - LOANS

Loans are comprised of the following:

                                                 March 31,         December 31,
                                                     1999                1998

 Commercial and agricultural loans         $        172,830    $       115,198
 Real estate construction loans                      33,166             28,043
 Residential real estate loans                      170,596            160,655
 Installment loans to individuals                    50,112             49,932
                                           ----------------    ---------------

    Total loans                            $        426,704    $       353,828
                                           ================    ===============

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
-------------------------------------------------------------------------------


NOTE 5 - ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses is as follows:

                                                               1999                1998
                                                               ----                ----

    Balance, January 1                                     $       4,241      $        3,464
    Provision charged to operations                                  180                 180
    Loans charged-off                                               (211)                (86)
    Recoveries on loans previously charged-off                        17                  81
                                                           -------------      --------------

    Balance, March 31                                      $       4,227      $        3,639
                                                           =============      ==============


NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings are comprised of the following:

                                                 March 31,         December 31,
                                                    1999                1998

  Repurchase agreements                     $         18,581    $        15,788
  Treasury tax and loan open-end note                  1,056                614
                                            ----------------    ---------------

    Total short-term borrowings             $         19,637    $        16,402
                                            ================    ===============


NOTE 7 - BRANCH ACTIVITY

On March 12, 1999 the Bank completed the acquisition of three Bank One, Indiana branches located in DeMotte, Remington, and Rensselaer, Indiana. The fair value of assets acquired was $58,584 (predominately commercial loans and the physical facilities), the fair value of liabilities assumed was $117,360 (predominately deposits), and the Bank received $45,266 of cash at settlement. Goodwill and core deposit intangibles associated with this purchase amounted to $13,510.

The branch acquisition was not considered to be an acquisition of a business since, among other things, approximately 39% of the assets acquired was in the form of cash, loans consisted almost entirely of commercial loans, the branches represented a small portion of the seller's operations in the market area, and the seller's products differ from the Corporation's products. In addition, the future earnings from the net assets acquired will be dependent on the effective use of the cash and the generation of other types of loans, including real estate, home equity, credit cards, and other consumer loans. Accordingly, historical operating results of the branches acquired would not be indicative of future results, and only the above summary information on the net assets acquired is presented.

In an unrelated event, the Corporation closed the branch located in Chalmers, Indiana on March 27, 1999.

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
-------------------------------------------------------------------------------


NOTE 8 - SEGMENT INFORMATION

The Corporation's operations include three primary segments: banking, mortgage banking, and trust. Through its banking subsidiary's fourteen locations in Tippecanoe, White, and Jasper Counties, the Corporation provides traditional community banking services, such as accepting deposits and making commercial, residential and consumer loans. Mortgage banking activities include the origination of residential mortgage loans for sale on a servicing released basis to various investors. The Corporation's trust department provides both personal and corporate trust services.

The Corporation's three reportable segments are determined by the products and services offered. Loans, investments and deposits comprise the primary revenues and expenses of the banking operation, net gains on loans sold account for the revenues in the mortgage banking segment, and trust administration fees provide the primary revenues in the trust department.

The following segment financial information has been derived from the internal profitability reporting system utilized by management to monitor and manage the financial performance of the Corporation. The accounting policies of the three segments are the same as those described in the summary of significant accounting policies of the annual report. The Corporation evaluates segment performance based on profit or loss before income taxes. The evaluation process for the mortgage banking and trust segments include only direct expenses, while certain indirect expenses, including goodwill, are absorbed by the banking operation.

Quarter ended March 31:

1999                                                              Mortgage                               Total
                                                Banking            Banking            Trust            Segments

     Net interest income                    $         4,882    $           61     $            -    $         4,943
     Net gain on loan sales                               -               308                  -                308
     Other revenue                                      613                22                253                888
     Noncash items:
         Depreciation                                   181                 7                  6                194
         Provision for loan loss                        180                 -                  -                180
     Segment profit                                   2,109               213                 87              2,409
     Segment assets                                 599,852             8,514                166            608,532



1998                                                              Mortgage                               Total
                                                Banking            Banking            Trust            Segments

     Net interest income                    $         4,241    $           37     $            -    $         4,278
     Net gain on loan sales                               -               225                  -                225
     Other revenue                                      700                12                226                938
     Noncash items:
         Depreciation                                   144                 7                  6                157
         Provision for loan loss                        180                 -                  -                180
     Segment profit                                   2,018               106                 46              2,170
     Segment assets                                 432,254             6,236                151            438,641

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
-------------------------------------------------------------------------------

NOTE 8 - SEGMENT INFORMATION (Continued)

Significant segment totals are reconciled to the financial statements as follows:


                                              Reportable                          Consolidated
1999                                           Segments             Other            Totals
----                                           --------             -----            ------

     Net interest income (expense)          $         4,943    $          (32)    $        4,911
     Provision for loan loss                            180                 -                180
     Net gain on loan sales                             308                 -                308
     Other revenue                                      888                 -                888
     Profit                                           2,409              (890)             1,519
     Assets                                         608,532               696            609,228


                                              Reportable                          Consolidated
1998                                           Segments             Other            Totals
----                                           --------             -----            ------

     Net interest income                    $         4,278    $            3     $        4,281
     Provision for loan loss                            180                 -                180
     Net gain on loan sales                             225                 -                225
     Other revenue                                      938                 -                938
     Profit                                           2,170              (845)             1,325
     Assets                                         438,641               767            439,408

Amounts included in the "other" column are as follows.

                                                       1999               1998
                                                       ----               ----

Income:
     Holding company net interest
       income (expense)                      $           (32)   $            3

Profit:
     Holding company net interest
       income (expense)                                  (32)                3
     Holding company expenses                           (107)             (159)
     Income tax expense                                 (751)             (689)

Assets:
     Holding company assets                              696               767

ITEM 2.
                            LAFAYETTE BANCORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)

Lafayette Bancorporation (the "Corporation") is a one-bank holding company located in Lafayette, Indiana. The Corporation's wholly-owned subsidiary, Lafayette Bank and Trust Company ("Bank") conducts business from fourteen offices in Tippecanoe, White, and Jasper Counties, Indiana. The Corporation provides a wide range of commercial and personal banking activities, including accepting deposits; making commercial and consumer loans; originating mortgage loans; providing personal and corporate trust services; providing investment advisory and brokerage services; and providing auto, homeowners, and other insurance products.


RESULTS OF OPERATIONS


Mergers and Acquisitions

On March 12, 1999 the Corporation completed the acquisition of three Bank One, Indiana branches located in DeMotte, Remington, and Rensselaer, Indiana. The Corporation added approximately $117 million in deposits and approximately $58 million in loans as a result of this transaction. Goodwill and core deposit intangibles associated with this purchase was approximately $13.5 million. This acquisition is the first for the Corporation in this market and it added approximately 25% to the Corporation's deposit base.


Net Income

The Corporation earned $1,519, or $.64 per share for the first quarter of 1999 compared to $1,325, or $.56 per share for the first quarter of 1998. The $194, or 14.6% increase in net income was attributable primarily to higher net interest income. Realized gains on the sale of mortgage loans in addition to improved earnings from the Corporation's trust department and ATM fee income were also contributing factors in enhancing earnings. The increase in 1999 profits were partially offset by increases in salaries and benefits expense, in addition to expenses incurred in connection with the purchase of the three branches.

Return on average assets (ROA) was 1.16% and 1.21% for the periods ending March 31, 1999 and 1998, while return on average equity (ROE) was 13.99% and 13.56% for the periods ending March 31, 1999 and 1998, respectively.


Net Interest Income

Net interest income is the most significant component of the Corporation's earnings. Net interest income is the difference between interest and fees realized on earning assets, primarily loans and securities, and interest paid on deposits and other borrowed funds. The net interest margin is this difference expressed as a percentage of average earning assets. Net interest income is determined by several factors, including the volume of earning assets and liabilities, the mix of earning assets and liabilities, and interest rates. Net interest income for the first quarter of 1999 was $630, or 14.7% higher than that same three month period ending March 31, 1998. The Corporation's philosophy of increasing margin through loan growth continued during the first quarter of 1999 and contributed significantly to the increase in net interest income.

Total interest income increased $1,173, or 14.1% to $9,483 and $8,310 for the first quarter of 1999 and 1998, respectively. Although investment security income increased during 1999 primarily as a result of investing excess funds from the Bank One branch acquisition, it was the continued loan growth which accounted for the largest portion of the total interest income increase. From March 1998 to March 1999, average loan balances increased $83,911, or 26.4%.

For the first quarter of 1999, total interest expense increased $543, or 13.5% compared to the same 1998 time period. While the increase in average deposits gave rise to an increase in overall interest expense, the overall cost of funds actually declined, primarily due to the lower interest rate environment that existed.


The following table summarizes the Corporation's net interest income (on a tax-equivalent basis) for each of the periods presented. A marginal federal income tax rate of 34% for each period was used.

                                      Three Months                         Change from
                                     Ended March 31,                      Prior Period
                                   1999             1998             Amount        Percent
                                   ----             ----             ------        -------


Interest income                   $9,674            $8,437           $1,237          14.7%

Interest expense                   4,572             4,029              543          13.5%
                                   -----             -----             ----
     Net interest income          $5,102            $4,408             $694          15.7%
                                  ======            ======             ====

Net interest income, on a tax equivalent basis, for the first three months of 1999 was $694, or 15.7% higher than for that same three month period ending March 31, 1998. The net interest margin, on a tax equivalent basis for the three months ending March 31, 1999 and 1998 was 4.23% and 4.35%, respectively.

The ongoing shift in earning assets to higher yielding loans, along with the increased length of time those higher yielding loans have been in place, contributed to the interest income increase.


Provision for Loan Losses and Asset Quality

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount believed by management to be sufficient to absorb losses inherent in the credit portfolio. Management conducts, on a quarterly basis, a detailed evaluation of the adequacy of the allowance.

Loans with a fair value of $56,398 were acquired in the Bank One, Indiana branch acquisition. The fair value of loans acquired is net of a fair value adjustment for credit risk of $563. This credit risk valuation account will be used to absorb future charge-off's recorded on the acquired loans.

The consolidated provision for loan losses was $180 for the first three months of 1999 and 1998, respectively. The allowance for loan losses was $4,227 and $4,241 at March 31, 1999 and December 31, 1998, respectively. Adding the newly established credit valuation account with the allowance for loan losses, the allowance as a percentage of loans was 1.12% and 1.20% at March 31, 1999 and December 31, 1998, respectively. This percentage declined during the first quarter due to the loans acquired in the Bank One acquisition. Based on management's review of the acquired loans, it appeared the portfolio was above average quality. During the first quarter of 1999 net charge-off's increased to $194, compared to $5 during the same time period one year earlier. Increases in commercial and mortgage charge-off's, along with lower recovery amounts account for the majority of the increase.

Nonperforming loans include nonaccrual loans, restructured loans, and loans delinquent 90 days or more. Loans are classified as nonaccrual when management believes that collection of interest is doubtful, typically when payments are past due 90 days, unless the loans are well secured and in the process of collection.

The following table indicated the composition of nonperforming loans:

                                                 March 31,         December 31,
                                                    1999                1998

  Loans past due 90 days or more            $          1,102    $           775
  Non-accrual loans                                    1,165              1,468
  Restructured loans                                     188                197
                                            ----------------    ---------------

    Total nonperforming loans               $          2,455    $         2,440
                                            ================    ===============

Management believes overall asset quality has not declined despite a slight increase in the nonperforming loan totals. Loans past due 90 days or more increased as a result of two commercial and one mortgage loan, while nonaccrual loans declined due to one commercial loan paydown.

During the quarter management began to implement certain changes to improve the development of the loan watch list, which include not only expanding the number of loan grades, but also further clarifying the definition of the loan grades. As a result of these measures, watch list totals as of March 31, 1999 increased significantly compared to those December 31, 1998 totals.


Noninterest Income and Expense

Noninterest income increased $33, or 2.8% for the first three months of 1999, compared to the same 1998 time period. Income from fiduciary activities increased 11.9% to $253 for the quarter ending March 31, 1999. An increase in the number of large-dollar accounts, along with an increase in the base fee structure attributed to the higher fees recorded.

Service charges on deposit accounts were 5.5% lower for the first three months of 1999 compared to the same 1998 time period. A new no-cost checking account product led to lower service charges recorded.

Net gain on loans originated and sold in the secondary mortgage market increased 36.9% to $308 for the first quarter of 1999 compared to $225 for the first quarter of 1998. The lower interest rate environment led to an increase of $7,443, or 45.5% in loan fundings for the first quarter of 1999 compared to the first quarter of 1998.

Other operating income decreased $81, or 35.1% to $150 for the first three months of 1999 compared to the $231 recorded for the first three months of 1998. Two items accounted for the majority of the decrease in other operating income. First, a $43 gain on the sale of an other real estate owned property was recorded in the first quarter of 1998. Additionally, investors apparently were taking a wait-and-see approach with regard to investing in the stock market. The effect of decreased stock market investing led to lower revenues posted by the Investment Center, a full service brokerage operation offered through Raymond James Financial Services, Inc., member NASD/SIPC.

Noninterest expense increased $407, or 12.5% to $3,657 for the first quarter of 1999 compared to that same 1998 time period. Salaries and employee benefits, the largest noninterest expense component, increased $209, or 10.7% during the first quarter of 1999 primarily as a result of the forty-six employees assumed in connection with the acquisition of the three Bank One branches. Staffing increases from the prior year also gave rise to higher health insurance costs incurred during the first quarter of 1999. Further, improved fee generation from the secondary mortgage market department led to increased commissions paid to loan originators.

Other operating expenses increased $138, or 16.7% to $962 for the first quarter of 1999 compared to the same 1998 time period. The majority of the increase in this category was attributable to the three Bank One branches acquired for items such as office supplies for each location, training of personnel, in addition to increased goodwill and intangible amortization expense recorded for the first one-half month.

Income Taxes

The Corporation's effective tax rate was 33.1% and 34.2% for the periods ending March 31, 1999 and 1998, respectively. Increased interest on tax-exempt securities and loans was a leading factor in the lower effective tax rate realized.

FINANCIAL CONDITION

Total assets were $609,228 at March 31, 1999 compared to $483,969 at December 31, 1998, an increase of $125,259, or 25.9%. As previously mentioned, approximately $117 million in deposits and $58 million in loans were attributable to the three Bank One, Indiana branches acquired in March, 1999. Cash and cash equivalents, investment securities and net loans increased $18,320, $20,754, and $72,890, respectively for the first quarter of 1999, while loans held for sale decreased $1,706.

Total deposits increased $105,790 to $501,336 at March 31, 1999 compared to $395,546 at December 31, 1998. Short-term borrowings increased $3,235 during the first quarter of 1999 primarily due to increases in repurchase agreements. Long-term debt at March 31, 1999 was $37,466, an increase of $13,612. Loan proceeds from the $14,000 obtained by the Corporation to inject as capital to its wholly-owned subsidiary bank, net of $388 in Federal Home Loan Bank of Indianapolis principal repayments accounted for this change.


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

The minimum requirements under the capital guidelines are a 4.00% leverage ratio (Tier 1 capital divided by average assets less intangible assets and unrealized gains/losses), a 4.00% Tier 1 risk-based capital ratio (Tier 1 capital divided by risk-weighted assets), and an 8.00% total capital ratio (Tier 1 capital plus Tier 2 capital divided by risk-weighted assets).

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under these regulations, a "well-capitalized" institution must achieve a Tier 1 risk-based capital ratio of at least 6.00%, a total capital ratio of at least 10.00%, and a leverage ratio of at least 5.00% and not be under a capital directive order. Failure to meet capital requirements can initiate regulatory action. If an institution is only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions, asset growth, and expansion is limited, in addition to the institution being required to submit a capital restoration plan.

At March 31, 1999 and December 31, 1998, management was not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material effect on the Corporation's consolidated liquidity, capital resources or operations

The Corporation's actual consolidated capital amounts are presented in the following table.

                                                                                 March 31,         December 31,
                                                                                   1999                1998

       Tier 1 capital
         Shareholders' equity                                                $         43,839    $        42,614
         Less:  Intangibles                                                           (14,252)              (806)
         Add/less:  Unrealized loss/(gain) on securities                                  124                 42
                                                                             ----------------    ---------------

             TOTAL TIER 1 CAPITAL                                            $         29,711    $        41,850
                                                                             ================    ===============

       Total capital
         Tier 1 capital                                                      $         29,711    $        41,850
         Allowable allowance for loan losses                                            4,227              4,241
                                                                             ----------------    ---------------

             TOTAL  CAPITAL                                                  $         33,938    $        46,091
                                                                             ================    ===============

       RISK WEIGHTED ASSETS                                                  $        431,648    $       353,215
                                                                             ================    ===============

       AVERAGE ASSETS                                                        $        509,590    $       475,438
                                                                             ================    ===============

The Corporation and Bank's actual capital ratios and minimum required levels are presented in the following table.

                                   Actual ratios as of                       Minimum
                                March 31,      December 31,             Capital Adequacy          Well-Capitalized
                                  1999             1998                    Requirement               Requirement
                                  ----             ----                    -----------               -----------

Tier I Capital
 (to average assets)
    Consolidated                  5.8%               8.8%                     4.0%                      5.0%
    Lafayette Bank and Trust      8.4%               8.7%                     4.0%                      5.0%


Tier I Capital
 (to risk weighted assets)
    Consolidated                  6.9%             11.9%                      4.0%                      6.0%
    Lafayette Bank and Trust      9.7%             11.8%                      4.0%                      6.0%


Total Capital
 (to risk weighted assets)
    Consolidated                   7.8%              13.1%                    8.0%                      10.0%
    Lafayette Bank and Trust      10.7%              13.0%                    8.0%                      10.0%


As discussed earlier, the Corporation's wholly-owned subsidiary bank acquired three branches on March 12, 1999. Management was aware this transaction would reduce consolidated and bank-only capital levels. As a result, the Corporation borrowed $14 million and contributed $13 million of capital to the Bank in order for the Bank to maintain its well-capitalized status. As of March 31, 1999 the Bank continued its position as well-capitalized. Management was also aware, however, that the Corporation's capital level would temporarily drop below the minimum required level for capital adequacy purposes. As of March 31, 1999 the Corporation's consolidated capital level was slightly below the required level for capital adequacy purposes. Management will continue to monitor the Corporation's consolidated capital level and anticipates that the Corporation will meet the minimum required level for capital adequacy purposes prior to December 31, 1999. The Federal Reserve Bank considers the holding company capital adequacy in connection with any application activity which requires their approval. Further, since the Corporation's capital levels are below the well-capitalized category, the use of expedited Federal Reserve Bank procedures in any application activity which requires their approval will not be available to the Corporation until it once again becomes well-capitalized. Certain statements in this paragraph relating to future capital levels of the Corporation and Bank are forward-looking which may or may not be accurate due to the impossibility of predicting future economic and business events, including the ability of the Corporation to raise additional capital, if needed, as well as other factors that are beyond the control of the Corporation.

Liquidity

The consolidated statement of cash flows illustrates the elements which gave rise to the change in the Corporation's cash and cash equivalents for the three months ended March 31, 1999 and 1998. Including net income of $1,519, the net cash from operating activities for the first three months of 1999 generated $4,089 of available cash. Net cash from investing activities utilized $36,445 of available cash primarily as a result of $20,956 in net investment security purchases, in addition to $14,765 of net loan fundings by the Corporation. Proceeds from the three branches acquired in addition to the proceeds from the long-term debt were offset by a decrease in deposits not associated with the branch transaction. The net result of this activity generated $50,676 in net cash from financing activities.

Total cash inflows for the three month period in 1999 exceeded cash outflows by $18,320 resulting in a cash and cash equivalent balance of $37,088 at March 31, 1999.

YEAR 2000


 The Corporation's Board of Directors and management is aware of the possible consequences the Y2K may pose with regard to the computer systems utilized to conduct business on a daily basis. A "Year 2000 Committee", which reports monthly to the Board of Directors, has prepared a detailed plan to address this issue. In addition to developing contingency plans, the Corporation has conducted internal employee training, as well as customer awareness seminars in an effort to not only communicate the Y2K issue, but also to inform these individuals of the Corporation's approach to address this issue. Testing of the Corporation's core processing systems began early in the third quarter of 1998 and was temporarily delayed due to the installation of a new proof system in conjunction with the time restrictions resulting from the three branch acquisitions. Testing was completed, however, as of April 30, 1999.

Because the Y2K issue could affect the ability of the Corporation's customers to conduct their business and operations in a timely and effective manner, any Y2K disruptions could adversely impact the Corporation. The Corporation's ability to process loan and deposit transactions could be affected, which could limit sources of revenues and funding from customers, as well as impact the quality of the loan portfolio. In order to assess the potential credit risk in the Corporation's loan portfolio, a comprehensive review of all commercial loan customers whose aggregate borrowings were $200,000 or greater was performed. No borrowers were classified as having a high credit risk.

While management does not believe the necessary steps involved to resolve this issue will significantly impair the organization's ability to operate and conduct business in a normal fashion, the Corporation does estimate the total cost to address this issue to be approximately $1.6 million. Approximately $1.2 million of the estimated $1.6 million has been incurred through March 31, 1999. The expenditures related to this issue are comprised primarily of system upgrades, consisting both of hardware and software, in addition to dedicated personnel costs.

The above discussion of Y2K issues includes numerous forward-looking statements reflecting management's current assessment and estimates with respect to the Corporation's Y2K compliance efforts and the impact of Y2K issues on the Corporation's business and operations. Various factors could cause actual results to differ materially from those contemplated by such assessment, estimates and forward-looking statements, including many factors that are beyond the control of the Corporation. These factors included, but are not limited to, representations by vendors and customers, technological advancements, economic conditions, and competitive considerations.


ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market risk of the Corporation encompasses exposure to both liquidity and interest rate risk and is reviewed quarterly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 1999 from the analysis and disclosures provided in the Corporation's Form 10-K for the year ended December 31, 1998.

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a)   Exhibits

               27   Financial Data Schedule for March 31, 1999


        (b)   Reports on Form 8-K

               No Form 8-K was filed with the SEC during the quarter ended March 31, 1999.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 17, 1999                            By /s/ Robert J. Weeder
                                               --------------------------------
                                               Robert J. Weeder
                                               President


Date:  May 17, 1999                            By /s/ Marvin S. Veatch
                                               --------------------------------
                                               Marvin S. Veatch
                                               Vice President and Controller