Form 10-Q
period 1999-06-30
LAFAYETTE BANCORPORATION
filed 1999-08-13
CIK 1035373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

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

Class                                            Outstanding at August 13, 1999
Common Stock, without par value                  2,387,868 shares

                            LAFAYETTE BANCORPORATION

                                      INDEX


PART I.             FINANCIAL INFORMATION

Item 1.

       Consolidated Balance Sheets  --  June 30, 1999 and December 31, 1998

       Consolidated Statements of Income  and
              Comprehensive Income--  Three Months Ended June 30, 1999 and 1998

       Consolidated Statements of Income  and
              Comprehensive Income --  Six Months Ended June 30, 1999 and 1998

       Consolidated Statements of Cash Flows  --  Six Months Ended
              June 30, 1999 and 1998

       Notes to Consolidated Financial Statements  --  June 30, 1999

Item 2.

     Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

       Quantitative and Qualitative Disclosures About Market Risk


PART II.            OTHER INFORMATION


Item 4.       Submission of Matters to a Vote of Security Holders

Item 6.       Exhibits and Reports on Form 8-K

       a)     Exhibits

              27  Financial Data Schedule

       b)     Reports on Form 8-K


SIGNATURES

-------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

ITEM 1.
                            LAFAYETTE BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)
                                   (Unaudited)

-------------------------------------------------------------------------------

                                                                 June 30,    December 31,
                                                                   1999          1998
                                                                   ----          ----
ASSETS
Cash and due from banks                                          $  21,075    $  17,368
Federal funds sold                                                   5,300        1,400
                                                                 ---------    ---------
    Total cash and cash equivalents                                 26,375       18,768
Interest-bearing balances with other financial institutions            684          671
Securities available-for-sale (at market)                           95,850       76,956
Securities held-to-maturity (market value $6,916
  and $5,063)                                                        6,859        4,879
Loans held for sale                                                  8,244       10,086
Loans                                                              457,583      353,828
    Less:  Allowance for loan losses                                (4,135)      (4,241)
                                                                 ---------    ---------
       Loans, net                                                  453,448      349,587
Federal Home Loan Bank stock (at cost)                               1,897        1,539
Premises, furniture and equipment, net                               9,040        7,953
Intangible assets                                                   14,105          827
Accrued interest receivable and other assets                        15,252       12,703
                                                                 ---------    ---------

          Total assets                                           $ 631,754    $ 483,969
                                                                 =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Noninterest-bearing deposits                                 $  61,417    $  48,657
    Interest-bearing demand and savings deposits                   230,553      170,308
    Interest-bearing time deposits                                 222,721      176,581
                                                                 ---------    ---------
       Total deposits                                              514,691      395,546
    Short-term borrowings                                           29,690       16,402
    Long-term debt                                                  36,922       23,854
    Accrued interest payable and other liabilities                   6,642        5,553
                                                                 ---------    ---------
       Total liabilities                                           587,945      441,355


Shareholders' equity
    Common stock, no par value:  5,000,000 shares authorized;
    2,398,827 and 2,394,035 shares issued; and 2,385,219
    and 2,380,427 shares outstanding                                 2,399        2,394
    Additional paid-in capital                                      32,737       32,620
    Retained earnings                                               10,248        7,747
    Unrealized gain / (loss) on securities available-for-sale,
      net of tax (($965) and ($27))                                 (1,470)         (42)
    Less:  Treasury stock, at cost (13,608 shares)                    (105)        (105)
                                                                 ---------    ---------
       Total shareholders' equity                                   43,809       42,614
                                                                 ---------    ---------

          Total liabilities and shareholders' equity             $ 631,754    $ 483,969
                                                                 =========    =========

                            LAFAYETTE BANCORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                For the three months ended June 30, 1999 and 1998
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

------------------------------------------------------------------------------

                                                             1999       1998
                                                             ----       ----
Interest income
    Loans                                                 $  9,647    $  7,337
    Taxable securities                                       1,040         812
    Tax exempt securities                                      379         220
    Other                                                      201         180
                                                          --------    --------
       Total interest income                                11,267       8,549
Interest expense
    Deposits                                                 4,505       3,690
    Short-term borrowings                                      368         169
    Long-term debt                                             579         318
                                                          --------    --------
       Total interest expense                                5,452       4,177
                                                          --------    --------
Net interest income                                          5,815       4,372
Provision for loan losses                                      190         180
                                                          --------    --------
Net interest income after provision for loan losses          5,625       4,192
Noninterest income
    Income from fiduciary activities                           250         226
    Service charges on deposit accounts                        408         333
    Net realized gain on securities                             12          --
    Net gain on loan sales                                     259         269
    Other service charges and fees                             244         196
    Other operating income                                     176         129
                                                          --------    --------
       Total noninterest income                              1,349       1,153
                                                          --------    --------
Noninterest expense
    Salaries and employee benefits                           2,474       1,957
    Occupancy expenses, net                                    266         217
    Equipment expenses                                         343         252
    Intangible asset amortization                              184          21
    Other operating expenses                                 1,233         874
                                                          --------    --------
       Total noninterest expense                             4,500       3,321
                                                          --------    --------
Income before income taxes                                   2,474       2,024
Income taxes                                                   824         683
                                                          --------    --------
Net income                                                   1,650       1,341
                                                          --------    --------
Other comprehensive income, net of tax:
    Change in unrealized gains / (losses) on securities     (1,347)         78
                                                          --------    --------
Comprehensive income                                      $    303    $  1,419
                                                          ========    ========

Basic earnings per share                                  $    .69   $     .56
                                                          ========   =========
Diluted earnings per share                                $    .68   $     .55
                                                          ========   ==========
Dividend per share                                        $    .14   $     .12
                                                          ========   ==========

                            LAFAYETTE BANCORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 For the six months ended June 30, 1999 and 1998
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

-------------------------------------------------------------------------------

                                                             1999        1998
                                                             ----        ----
Interest income
    Loans                                                 $ 17,777    $ 14,466
    Taxable securities                                       1,930       1,632
    Tax exempt securities                                      740         411
    Other                                                      303         350
                                                          --------    --------
       Total interest income                                20,750      16,859
Interest expense
    Deposits                                                 8,406       7,259
    Short-term borrowings                                      643         332
    Long-term debt                                             975         615
                                                          --------    --------
       Total interest expense                               10,024       8,206
                                                          --------    --------
Net interest income                                         10,726       8,653
Provision for loan losses                                      370         360
                                                          --------    --------
Net interest income after provision for loan losses         10,356       8,293
Noninterest income
    Income from fiduciary activities                           503         452
    Service charges on deposit accounts                        715         658
    Net realized gain on securities                             12         --
    Net gain on loan sales                                     567         494
    Other service charges and fees                             422         352
    Other operating income                                     326         360
                                                          --------    --------
       Total noninterest income                              2,545       2,316
                                                          --------    --------
Noninterest expense
    Salaries and employee benefits                           4,640       3,914
    Occupancy expenses, net                                    509         432
    Equipment expenses                                         629         506
    Intangible asset amortization                              239          41
    Other operating expenses                                 2,140       1,678
                                                          --------    --------
       Total noninterest expense                             8,157       6,571
                                                          --------    --------
Income before income taxes                                   4,744       4,038
Income taxes                                                 1,575       1,372
                                                          --------    --------
Net income                                                   3,169       2,666
                                                          --------    --------
Other comprehensive income, net of tax:
    Change in unrealized gains / (losses) on securities     (1,429)         52
                                                          --------    --------
Comprehensive income                                      $  1,740    $  2,718
                                                          ========    ========

Basic earnings per share                                  $   1.33    $   1.12
                                                          ========    ========
Diluted earnings per share                                $   1.30    $   1.10
                                                          ========    ========
Dividend per share                                        $    .28    $   . 24
                                                          ========    ========


                            LAFAYETTE BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1999 and 1998
                          (Dollar amounts in thousands)
                                   (Unaudited)

-------------------------------------------------------------------------------

                                                                                     1999            1998
                                                                                     ----            ----
Cash flows from operating activities
    Net income                                                                     $   3,169    $   2,666
    Adjustments to reconcile net income to net cash
      from operating activities
       Depreciation                                                                      414          316
       Premium amortization, net of discount accretion                                   307          146
       Provision for loan losses                                                         370          360
       Net realized gain on securities                                                   (12)          --
       Net realized (gain) loss on sale of :
          Other real estate                                                               --          (43)
       Change in assets and liabilities:
          Loans originated for sale                                                  (43,513)     (36,375)
          Loans sold                                                                  45,355       36,106
          Accrued interest receivable and other assets                                (1,687)         378
          Accrued interest payable and other liabilities                               1,089          505
                                                                                   ---------    ---------
              Net cash from operating activities                                       5,492        4,059
Cash flows from investing activities
    Change in interest-bearing balances with other financial institutions                (13)         --
    Purchase of securities available-for-sale                                       (121,173)     (27,845)
    Proceeds from sales of securities available-for-sale                               5,333        3,286
    Proceeds from maturities of securities available-for-sale                         94,531       19,174
    Purchase of securities held-to-maturity                                           (2,000)      (1,107)
    Proceeds from maturities of securities held-to-maturity                               16        1,858
    Loans made to customers, net of payments collected                               (45,926)     (10,693)
    Purchase of FHLB stock                                                              (358)        (297)
    Property and equipment expenditures                                               (1,501)        (625)
    Proceeds from sales of other real estate                                            --            251
                                                                                   ---------    ---------
              Net cash from investing activities                                     (71,091)     (15,998)
Cash flows from financing activities
    Net change in deposit accounts                                                     2,130       14,816
    Cash received in branch acquisition for liabilities assumed, net
       of assets acquired                                                             45,266         --
    Net change in short-term borrowings                                               13,288       (1,129)
    Proceeds from long-term debt                                                      14,000        2,800
    Payments on long-term debt                                                          (932)        (575)
    Common stock issued                                                                  122           69
    Dividends paid                                                                      (668)        (563)
                                                                                   ---------    ---------
              Net cash from financing activities                                      73,206       15,418
Net change in cash and cash equivalents                                                7,607        3,479
Cash and cash equivalents at beginning of year                                        18,768       30,901
                                                                                   ---------    ---------
Cash and cash equivalents at end of period                                         $  26,375    $  34,380
                                                                                   =========    =========

Supplemental  disclosures of cash flow  information  Cash paid during the period for:
       Interest                                                                    $   9,298    $   7,925
       Income taxes                                                                    1,478        1,277
Non-cash investing activity
    Loans transferred to other real estate                                         $     104    $     --

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                          (Dollar amounts in thousands)
                                   (Unaudited)

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


                                                         Six Months Ended         Six Months Ended
                                                           June 30, 1999            June 30, 1998
                                                           -------------            -------------
Basic earnings per share
 Net income                                                $       3,169            $       2,666
Weighted average shares outstanding                            2,384,954                2,380,255
                                                           -------------            -------------

    Basic earnings per share                               $        1.33            $        1.12
                                                           =============            =============



Diluted earnings per share
 Net income                                                $       3,169            $       2,666

Weighted average shares outstanding                            2,384,954                2,380,255
Diluted effect of assumed shares
  exercised of Stock Options                                      60,371                   40,937
                                                           -------------            -------------
    Diluted average shares outstanding                         2,445,325                2,421,192
                                                           -------------            -------------

    Diluted earnings per share                             $        1.30           $         1.10
                                                           =============           ==============

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                          (Dollar amounts in thousands)
                                   (Unaudited)

-------------------------------------------------------------------------------


                                                        Three Months Ended       Three Months Ended
                                                           June 30, 1999            June 30, 1998
                                                           -------------            -------------
Basic earnings per share
 Net income                                                $       1,650            $       1,341
Weighted average shares outstanding                            2,385,219                2,380,186
                                                           -------------            -------------

    Basic earnings per share                               $         .69            $         .56
                                                           =============            =============


Diluted earnings per share
 Net income                                                $       1,650            $       1,341

Weighted average shares outstanding                            2,385,219                2,380,186
Diluted effect of assumed shares
  exercised of Stock Options                                      60,619                   44,723
                                                           -------------            -------------
    Diluted average shares outstanding                          2,445,838               2,424,909
                                                           ---------------          --------------

    Diluted earnings per share                             $          .68           $         .55
                                                           ==============           =============

NOTE 3 - SECURITIES
The amortized cost and estimated market values of securities are as follows at June 30, 1999:


                                                         Amortized                      Estimated
                                                           Cost                       Market Value
Securities Available-for-Sale
U.S. Government and its agencies                       $    16,239                    $    16,065
Obligations of states and political subdivisions            27,646                         26,768
Corporate obligations                                        3,516                          3,465
Mortgage-backed and other asset-backed securities           50,853                         49,521
Other securities                                                31                             31
                                                       -----------                    -----------
                                                       $    98,285                    $    95,850
                                                       ===========                    ===========
Securities Held-to-Maturity

Obligations of states and political subdivisions       $     6,859                    $     6,916
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
                                                       ===========                    ===========

                            LAFAYETTE BANCORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                          (Dollar amounts in thousands)
                                   (Unaudited)

-------------------------------------------------------------------------------

NOTE 4 - LOANS

Loans are comprised of the following:

                                              June 30,  December 31,
                                               1999        1998

         Commercial and agricultural loans   $181,591   $115,198
         Real estate construction loans        40,011     28,043
         Residential real estate loans        178,819    160,655
         Installment loans to individuals      57,162     49,932
                                             --------   --------

             Total loans                     $457,583   $353,828
                                             ========   ========


NOTE 5 - ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses is as follows:

                                              1999       1998
                                              ----       ----

Balance, January 1                           $ 4,241    $ 3,464
Provision charged to operations                  370        360
Loans charged off                               (549)      (190)
Recoveries on loans previously charged off        73        107
                                             -------    -------

Balance, June 30                             $ 4,135    $ 3,741
                                             =======    =======


NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings are comprised of the following:

                                      June 30, December 31,
                                       1999       1998

Repurchase agreements                 $27,762   $15,788
Treasury tax and loan open-end note     1,928       614
                                      -------   -------

    Total short-term borrowings       $29,690   $16,402
                                      =======   =======

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
-------------------------------------------------------------------------------

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


NOTE 8 - SEGMENT INFORMATION

The Corporation's operations include three primary segments: banking, mortgage banking, and trust. Through its banking subsidiary's sixteen locations in Tippecanoe, White, and Jasper Counties, the Corporation provides traditional community banking services, such as accepting deposits and making commercial, residential and consumer loans. Mortgage banking activities include the origination of residential mortgage loans for sale on a servicing released basis to various investors. The Corporation's trust department provides both personal and corporate trust services.

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

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
-------------------------------------------------------------------------------

NOTE 8 - SEGMENT INFORMATION (Continued)

Quarter ended June 30:


1999                                          Mortgage                   Total
                                 Banking      Banking       Trust       Segments

Net interest income             $  5,966     $     56     $     --     $  6,022
Net gain on loan sales                --          259           --          259
Other revenue                        818           22          250        1,090
Noncash items:
    Depreciation                     202           12            6          220
    Provision for loan loss          190           --           --          190
Segment profit                     2,445          142           87        2,674
Segment assets                   622,432        8,419          163      631,014





1998                             Mortgage                                Total
                                 Banking      Banking     Trust        Segments

Net interest income             $  4,318     $     48     $   --       $  4,366
Net gain on loan sales              --            269         --            269
Other revenue                        658         --            226          884
Noncash items:
    Depreciation                     147            6            6          159
    Provision for loan loss          180         --           --            180
Segment profit                     1,908          190           51        2,149
Segment assets                   448,823        8,051          180      457,054

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
-------------------------------------------------------------------------------

NOTE 8 - SEGMENT INFORMATION (Continued)

Significant segment totals are reconciled to the financial statements as follows:

Quarter ended June 30:

                                 Reportable                Consolidated
1999                              Segments      Other         Totals
----                              --------      -----         ------

Net interest income (expense)     $  6,022     $   (207)     $  5,815
Provision for loan loss                190         --             190
Net gain on loan sales                 259         --             259
Other revenue                        1,090         --           1,090
Profit                               2,674       (1,024)        1,650
Assets                             631,014          740       631,754



                            Reportable                Consolidated
1998                         Segments      Other         Totals
----                         --------      -----         ------

Net interest income         $  4,366     $      6      $  4,372
Provision for loan loss          180         --             180
Net gain on loan sales           269         --             269
Other revenue                    884         --             884
Profit                         2,149         (808)        1,341
Assets                       457,054          616       457,670



Amounts included in the "other" column are as follows.

                                       1999       1998
                                       ----       ----

Income:
     Holding company net interest
       income (expense)               $(207)     $   6

Profit:
     Holding company net interest
       income (expense)                (207)         6
     Holding company expenses             7       (131)
     Income tax expense                (824)      (683)


Assets:
     Holding company assets             740        616

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
-------------------------------------------------------------------------------

NOTE 8 - SEGMENT INFORMATION (Continued)

Six months ended June 30:


1999                                                              Mortgage                               Total
                                                Banking            Banking            Trust            Segments

     Net interest income                    $        10,848    $          117     $            -    $        10,965
     Net gain on loan sales                               -               567                  -                567
     Other revenue                                    1,431                44                503              1,978
     Noncash items:
         Depreciation                                   383                19                 12                414
         Provision for loan loss                        370                 -                  -                370
     Segment profit                                   4,554               355                174              5,083
     Segment assets                                 622,432             8,419                163            631,014



1998                                                              Mortgage                               Total
                                                Banking            Banking            Trust            Segments

     Net interest income                    $         8,559    $           85     $            -    $         8,644
     Net gain on loan sales                               -               494                  -                494
     Other revenue                                    1,358                12                452              1,822
     Noncash items:
         Depreciation                                   291                13                 12                316
         Provision for loan loss                        360                 -                  -                360
     Segment profit                                   3,926               296                 97              4,319
     Segment assets                                 448,823             8,051                180            457,054


                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
-------------------------------------------------------------------------------

NOTE 8 - SEGMENT INFORMATION (Continued)

Significant segment totals are reconciled to the financial statements as follows:

Six months ended June 30:

                                                Reportable                          Consolidated
1999                                             Segments             Other            Totals
----                                             --------             -----            ------

     Net interest income (expense)          $        10,965    $         (239)    $       10,726
     Provision for loan loss                            370                 -                370
     Net gain on loan sales                             567                 -                567
     Other revenue                                    1,978                 -              1,978
     Profit                                           5,083            (1,914)             3,169
     Assets                                         631,014               740            631,754


                                                Reportable                          Consolidated
1998                                             Segments             Other            Totals
----                                             --------             -----            ------

     Net interest income                    $         8,644    $            9     $        8,653
     Provision for loan loss                            360                 -                360
     Net gain on loan sales                             494                 -                494
     Other revenue                                    1,822                 -              1,822
     Profit                                           4,319            (1,653)             2,666
     Assets                                         457,054               616            457,670

Amounts included in the "other" column are as follows.

                                         1999        1998
                                         ----        ----

Income:
     Holding company net interest
       income (expense)               $  (239)     $     9

Profit:
     Holding company net interest
       income (expense)                  (239)           9
     Holding company expenses            (100)        (290)
     Income tax expense                (1,575)      (1,372)


Assets:
     Holding company assets               740          616

ITEM 2.
                            LAFAYETTE BANCORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)

Lafayette Bancorporation (the "Corporation") is a one-bank holding company located in Lafayette, Indiana. The Corporation's wholly-owned subsidiary, Lafayette Bank and Trust Company ("Bank") conducts business from sixteen offices in Tippecanoe, White, and Jasper Counties, Indiana. The Corporation provides a wide range of commercial and personal banking activities, including accepting deposits; making commercial and consumer loans; originating mortgage loans; providing personal and corporate trust services; providing investment advisory and brokerage services; and providing auto, homeowners, and other insurance products.


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


Net Income

The Corporation earned $1,650, or $.69 per share for the second quarter of 1999 compared to $1,341, or $.56 per share for the second quarter of 1998. Net income increased $503, or 18.9% to $3,169 for the six month period ending June 30, 1999 compared to that same 1998 time period. Basic earnings per share were $1.33 and $1.12 for the six month period ending June 30, 1999 and 1998, respectively. In general, the addition of the three Jasper County branches acquired from Bank One, Indiana on March 12, 1999 gave rise to the higher earnings realized in the second quarter of 1999. Aside from the loans acquired in the branch acquisition, actual loan growth of $30,879 was achieved during the second quarter which resulted in increased interest income. The increase in interest income, however, was offset by certain transition and overhead costs incurred in connection with the purchase of the three branches.

Return on average assets (ROA) and return on average equity (ROE) for the three and six months ending June 30, 1999 and 1998 are summarized below:


                              Three months ending             Six months ending
                                   June 30,                       June 30,
                                1999       1998               1999       1998
                                ----       ----               ----       ----

              ROA               1.12%     1.21%               1.06%      1.20%

              ROE              14.48%    13.45%              14.95%     13.36%

Net Interest Income

Net interest income is the most significant component of the Corporation's earnings. Net interest income is the difference between interest and fees realized on earning assets, primarily loans and securities, and interest paid on deposits and other borrowed funds. The net interest margin is this difference expressed as a percentage of average earning assets. Net interest income is determined by several factors, including the volume of earning assets and liabilities, the mix of earning assets and liabilities, and interest rates. For the six months ended June 30, 1999 and 1998, net interest income was $10,726 and $8,653, respectively. This represents a $2,073, or 24.0% increase over the prior year. Net interest income for the second quarter of 1999 was $1,443, or 33.0% higher than for that same three month period ending June 30, 1998. The
Corporation's loan growth continued during the second quarter through the deployment of the excess funds obtained in the Jasper County branch acquisition.

Total interest income for the six month period ending June 30, 1999 and 1998 was $20,750 and $16,859, respectively. Total interest income for the second quarter of 1999 was $2,718, or 31.8% greater than for that same quarter in 1998. Interest and fees on loans increased $3,311, or 22.9%, to $17,777 for the first six months of 1999, compared to $14,466 for the first six months of 1998. For the second quarter of 1999, interest and fees on loans increased $2,310, or 31.5% compared to the second quarter of 1998. Although investment security income rose during 1999 through increased investing activities, the significant loan growth experienced by the Corporation continued to account for the largest portion of the total interest income increase. As previously mentioned, actual loan growth of $30,879 was recognized during the second quarter of this year. That increase, along with the loans acquired in the branch acquisition, led to a $128,191, or 39.5% increase in average loan balances from June 1998 to June 1999.

Total interest expense for the six month period ending June 30, 1999 and 1998 was $10,024 and $8,206, respectively. For the second quarter of 1999, total interest expense increased $1,275, or 30.5%, compared to the same 1998 time period. Total average interest-bearing liabilities, including short-term and long-term borrowings, increased $164,283, or 45.1% from June 1998 to June 1999. The deposits acquired in the branch acquisition, in addition to the long-term debt incurred by the Corporation for injection into its subsidiary bank's capital accounted for approximately 80% of the increase.

While the increase in average interest-bearing liabilities gave rise to an increase in overall interest expense, the overall cost of funds continued to decline. Despite the slight increase in interest rates during the period, certain interest-bearing deposits repriced at a lower rate when compared to the rates offered and paid two and three years ago.

The following table summarizes the Corporation's net interest income (on a tax-equivalent basis) for each of the periods presented. A marginal federal income tax rate of 34% for each period was used.

                                       Six Months                          Change from
                                     Ended June 30,                       Prior Period
                                   1999             1998             Amount        Percent
                                   ----             ----             ------        -------


Interest income                  $21,145           $17,129           $4,016          23.4%

Interest expense                  10,024             8,206            1,818          22.2%
                                  ------            ------           ------
     Net interest income        $ 11,121           $ 8,923          $ 2,198          24.6%
                                ========           =======          =======

                                      Three Months                         Change from
                                     Ended June 30,                       Prior Period
                                   1999             1998             Amount        Percent
                                   ----             ----             ------        -------

Interest income                  $11,471            $8,692           $2,779          32.0%

Interest expense                   5,452             4,177            1,275          30.5%
                                   -----             -----            -----
     Net interest income          $6,019            $4,515          $ 1,504          33.3%
                                  ======            ======          =======

Net interest income, on a tax equivalent basis, for the first six months of 1999 was $2,198, or 24.6% higher than for that same six month period ending June 30, 1998. For the second quarter of 1999, net interest income, on a tax equivalent basis, was $1,504, or 33.3% higher than for the same 1998 time period. The net interest margin, on a tax equivalent basis for the six months ending June 30, 1999 and 1998 was 4.22% and 4.37%, respectively. Although the growth in loan volume has contributed to higher net interest income, the competitive nature of the market in which the Corporation operates has led to lower yields realized on those loans funded. These lower yields coupled with the loan growth has resulted in the lower net interest margin posted during the current year.

Provision for Loan Losses and Asset Quality

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount believed by management to be sufficient to absorb losses inherent in the credit portfolio. Management conducts, on a quarterly basis, a detailed evaluation of the adequacy of the allowance.

Loans with a fair value of $56,398 were acquired in the Bank One, Indiana branch acquisition. The fair value of loans acquired is net of a fair value adjustment for credit risk of $563. This credit risk valuation account will be used to absorb future charge-offs recorded on the acquired loans.

The consolidated provision for loan losses was $370 and $360 for the first six months of 1999 and 1998, respectively. The allowance for loan losses was $4,137 and $4,241 at June 30, 1999 and December 31, 1998, respectively. When adding the credit valuation account amount with the allowance for loan loss account balance at June 30, 1999, the allowance as a percentage of loans was 1.03%. This same ratio at December 31, 1998 was 1.20%. The increased net charge-offs resulted in a lower allowance for loan loss account balance at June 30, 1999 than existed at December 31, 1998. Specifically, net charge-offs for the six months ended June 30, 1999 exceeded the contribution to the provision for loan loss by $106. The lower allowance for loan loss account balance in conjunction with the loan growth experienced during the second quarter yielded a lower allowance as a percentage of loans. One commercial and one mortgage loan accounted for approximately 62% of the Corporation's $282 net charge-offs in the second quarter.

Nonperforming loans include nonaccrual loans, restructured loans, and loans delinquent 90 days or more. Loans are classified as nonaccrual when management believes that collection of interest is doubtful, typically when payments are past due 90 days, unless the loans are well secured and in the process of collection.

The following table indicates the composition of nonperforming loans:

                                                        June 30,    December 31,
                                                          1999           1998

Loans past due 90 days or more                           $  831           $  775
Nonaccrual loans                                          1,318            1,468
Restructured loans                                          173              197
                                                         ------           ------

    Total nonperforming loans                            $2,322           $2,440
                                                         ======           ======

Total nonperforming loans have decreased slightly in the first six months of 1999 primarily as a result of charging-off one nonaccrual commercial loan and one significantly delinquent mortgage loan.

The Corporation currently has approximately 17% of its outstanding loans to agricultural-related borrowers. Given the recent decline in both the hog and grain markets, management is monitoring these specific industry credits on an on-going basis.

Despite  the  higher  net  charge-offs  and  the  current  situation   involving
agricultural-related   credits,   management  believes  overall  credit  quality
continues to be good.


Noninterest Income and Expense

Noninterest income totaled $2,545 for the first six months of 1999, compared to $2,316 for that same period of 1998, an increase of $229, or 9.9%. Noninterest income for the second quarter increased $196, or 17.0% to $1,349 compared to the prior year.

Income from fiduciary activities increased for the first six months and also for the second quarter of 1999 when compared to the same 1998 time periods. The number and size of new accounts, along with the increase in the fee structure has led to higher earnings.

Service charges on deposit accounts comprise the largest component of noninterest income. The number of accounts being assessed fees, primarily due to the three branch acquisitions earlier in the year resulted in a 8.7% and 22.5% increase in revenue for the six months and the three months ended June 30, 1999, respectively, when compared to that same 1998 time period.

Net gain on loans originated and sold in the secondary mortgage market were $567 and $494 for the first six months of 1999 and 1998 respectively, an increase of $73, or 14.8%. Loan fundings for the six months ended June 30, 1999 increased $9,250, or 25.6% compared to the prior year, while fundings for the three months ended June 30, 1999 rose $1,807, or 9.1% when compared to that same time period one year earlier. Although the local economy continues to remain strong, the slight rise in interest rates impacted the number of fundings, especially refinancings, during the second quarter of 1999.

Other service charges and fees were $422 and $352 for the first six months of 1999 and 1998, respectively, an increase of $70, or 19.9%. For the second quarter of 1999, other service charges and fees increased $48, or 24.5% compared to the prior year. The majority of the increase is attributable to ATM and safe deposit box fees as a result of the expanded Jasper County customer base.

Noninterest expense totaled $8,157 for the first six months of 1999, compared to $6,571 for that same period of 1998, an increase of $1,586, or 24.1%. Total noninterest expense for the second quarter of 1999 was $1,179, or 35.5% higher than the prior year.

Salary and employee benefits expense was $4,640 for the first six months of 1999, an increase of $726, or 18.5%, from the $3,914 for the first six months of 1998. Total salaries and employee benefits for the second quarter of 1999 was $2,474, a $517, or 26.4% increase from the 1998 amount. Total salaries and benefits increased significantly due to the first full quarter effect of the three branch acquisitions in Jasper County. Approximately fifty-six employees were added to the Corporation's staff as a result of the acquisition. Health insurance costs were also impacted through the higher staffing level of the Corporation.

Occupancy and equipment expenses were also affected by the branch acquisitions, as certain repairs and upgrades were made to the facilities, in addition to the depreciation recorded on the fixed assets acquired.

Intangible asset amortization increased significantly for both the six months and three months ended June 30, 1999 solely as a result of the goodwill and core deposit amortization related to the acquisition of the Jasper County branches.

Other operating expenses were $2,140 for the first six months of 1999, an increase of $462, or 27.5%, compared to $1,678 for the first six months of 1998. For the second quarter of 1999, other operating expenses increased $359, or 41.1% from the prior year. The majority of this increase for the six months and three months ended June 30, 1999 relate to increased overhead items, such as office supplies, telephone, postage, insurance, credit card and ATM processing fees, all of which are directly associated with the addition of the three Jasper County branches.

Income Taxes

The Corporation's effective tax rate for the three months ending June 30, 1999 and 1998 was 33.3% and 33.7%, respectively. For the six months ended June 30, 1999 and 1998, the effective tax rate for the Corporation was 33.2% and 34.0%, respectively. Increased interest on tax-exempt securities and loans was a significant factor in the lower effective tax rate realized.


FINANCIAL CONDITION

Total assets were $631,754 at June 30, 1999 compared to $483,969 at December 31, 1998, an increase of $147,785, or 30.5%. As previously mentioned, approximately $117 million in deposits and $58 million in loans were attributable to the three Bank One, Indiana branches acquired in March, 1999. Increases of $7,607, $20,874, and $103,861 were realized in cash and cash equivalents, investment securities, and net loans, respectively, for the first six months of 1999.

Total deposits increased $119,145 to $514,691 at June 30, 1999 compared to $395,546 at December 31, 1998. Short-term borrowings increased $13,288 during the first six months primarily due to increases in repurchase agreements. Long-term debt at June 30, 1999 was $36,922, an increase of $13,068 when compared to December 31, 1998. Loan proceeds of $14,000, of which $350 has been repaid, was obtained by the Corporation and injected into capital of its wholly-owned subsidiary bank. Principal repayments of $582 to the Federal Home Loan Bank of Indianapolis for other long-term borrowing obligations accounted for the remainder of the change.

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

At June 30, 1999 and December 31, 1998, management was not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material effect on the Corporation's consolidated liquidity, capital resources or operations

The Corporation's actual consolidated capital amounts are presented in the following table.

                                                                                June 30,          December 31,
                                                                                   1999                1998

       Tier 1 capital
         Shareholders' equity                                                $         43,809    $        42,614
         Less:  Intangibles                                                           (14,090)              (806)
         Add/less:  Unrealized loss/(gain) on securities                                1,470                 42
                                                                             ----------------    ---------------

             TOTAL TIER 1 CAPITAL                                            $         31,189    $        41,850
                                                                             ================    ===============

       Total capital
         Tier 1 capital                                                      $         31,189    $        41,850
         Allowable allowance for loan losses                                            4,135              4,241
                                                                             ----------------    ---------------

             TOTAL  CAPITAL                                                  $         35,324    $        46,091
                                                                             ================    ===============

       RISK WEIGHTED ASSETS                                                  $        462,581    $       353,215
                                                                             ================    ===============

       AVERAGE ASSETS                                                        $        607,993    $       475,438
                                                                             ================    ===============

The Corporation and Bank's actual capital ratios and minimum required levels are presented in the following table.


                                   Actual ratios as of                       Minimum
                                June 30,       December 31,             Capital Adequacy          Well-Capitalized
                                  1999             1998                    Requirement               Requirement
                                  ----             ----                    -----------               -----------

Tier I Capital
 (to average assets)
    Consolidated                  5.1%               8.8%                      4.0%                      5.0%
    Lafayette Bank and Trust      7.1%               8.7%                      4.0%                      5.0%


Tier I Capital
 (to risk weighted assets)
    Consolidated                  6.7%              11.9%                      4.0%                      6.0%
    Lafayette Bank and Trust      9.3%              11.8%                      4.0%                      6.0%


Total Capital
 (to risk weighted assets)
    Consolidated                   7.6%             13.1%                     8.0%                      10.0%
    Lafayette Bank and Trust      10.2%             13.0%                     8.0%                      10.0%

As discussed earlier, the Corporation's wholly-owned subsidiary bank acquired three branches on March 12, 1999. Management was aware this transaction would reduce consolidated and bank-only capital levels. As a result, the Corporation borrowed $14 million and contributed $13 million of capital to the Bank in order for the Bank to maintain its well-capitalized status. As of June 30, 1999 the Bank continued its position as well-capitalized. Management was also aware, however, that the Corporation's capital level would temporarily drop below the minimum required level for capital adequacy purposes. As of June 30, 1999 the Corporation's consolidated capital level was slightly below the required level for capital adequacy purposes. Management will continue to monitor the Corporation's consolidated capital level and is currently analyzing possible alternatives that would permit the Corporation to meet the minimum required level for capital adequacy purposes prior to December 31, 1999. The Federal Reserve Bank considers the holding company capital adequacy in connection with any application activity which requires their approval. Further, since the Corporation's capital levels are below the well-capitalized category, the use of expedited Federal Reserve Bank procedures in any application activity which requires their approval will not be available to the Corporation until it once again becomes well-capitalized. Certain statements in this paragraph relating to future capital levels of the Corporation and Bank are forward-looking which may or may not be accurate due to the impossibility of predicting future economic and business events, including the ability of the Corporation to raise additional capital, if needed, as well as other factors that are beyond the control of the Corporation.

Liquidity

The consolidated statement of cash flows illustrates the elements which gave rise to the change in the Corporation's cash and cash equivalents for the six months ended June 30, 1999 and 1998. Including net income of $3,169, the net cash from operating activities for the first six months of 1999 generated $5,492 of available cash. Net cash from investing activities utilized $71,091 of available cash, primarily as a result of $23,293 in net investment security purchases, in addition to $45,926 of net loan fundings by the Corporation. Proceeds from the three branches acquired, in addition to the increase in short-term borrowings and long-term debt generated $73,206 in net cash from financing activities.

Total cash inflows for the six month period in 1999 exceeded cash outflows by $7,607 resulting in a cash and cash equivalent balance of $26,375 at June 30, 1999.

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

While management does not believe the necessary steps involved to resolve this issue will significantly impair the organization's ability to operate and conduct business in a normal fashion, the Corporation does estimate the total cost to address this issue to be approximately $1.6 million. Approximately $1.3 million of the estimated $1.6 million has been incurred through June 30, 1999. The expenditures related to this issue are comprised primarily of system upgrades, consisting both of hardware and software, in addition to dedicated personnel costs.

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


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk of the Corporation encompasses exposure to both liquidity risk and interest rate risk and is reviewed quarterly by the asset/liability committee ("ALCO") and the Board of Directors.

The liquidity of the parent company is dependent on the receipt of dividends from the banking subsidiary. Certain restrictions exist regarding the transfer of funds from the subsidiary as explained in the "Capital" section of Item 2. Management expects that in the aggregate, the banking subsidiary will continue to have the ability to dividend adequate funds to the parent company. The statements in this paragraph relating to the parent company receiving dividends from the subsidiary bank are forward-looking statements which may or may not be accurate due to the impossibility of predicting future economic and business events.

The banking subsidiary's source of funding is predominantly core deposits consisting of both commercial and individual deposits, maturities of securities, repayments of loan principal and interest, federal funds purchased, securities sold under agreements to repurchase, and long-term borrowings from the FHLBI. The deposit base is diversified between individual and commercial accounts which helps avoid dependence on large concentrations of funds. The Corporation does not solicit certificates of deposit from brokers.

The Corporation's interest rate risk is measured by computing estimated changes in net interest income and the net portfolio value ("NPV") of its cash flows from assets and liabilities in the event of adverse movements in interest rates. Interest rate risk exposure is measured using an interest rate sensitivity analysis to determine the change in NPV in the event of hypothetical changes in interest rates. Another method also used to enhance the overall process is interest rate sensitivity gap analysis. This method is utilized to determine the repricing characteristics of the Corporation's assets and liabilities.

NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities. This particular analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 1% - 2% increase and decrease in interest rates. The Corporation's Board of Directors adopted an interest rate risk policy which established a 45% minimum and maximum increase and decrease in the NPV in the event of a sudden and sustained 1% - 2% increase or decrease in interest rates.

The following table represents the Corporation's projected change in NPV for the various rate shock levels as of June 30, 1999:

June 30, 1999
                              -----------------------  Net Portfolio Value --------------------

      Change                     Dollar                    Dollar                  Percentage
     in Rates                    Amount                    Change                    Change

       + 200                   $ 25,205                 $ (24,691)                   (49.48) %
       + 100                     37,008                   (12,888)                   (25.83)
       Base                      49,896                         -                        -
       - 100                     61,742                    11,846                     23.74
       - 200                     73,513                    23,617                     47.33

The above table indicates that as of June 30, 1999 the Corporation's estimated NPV would be expected to decrease in the event of sudden and sustained increases in prevailing interest rates. Conversely, in the event of sudden and sustained decreases in prevailing interest rates, the Corporation's estimated NPV would be expected to increase. In the event of a sudden and sustained increase or decrease in interest rates of 2% or greater as of June 30, 1999, the Corporation's estimated net portfolio value ("NPV") would exceed the policy guidelines established by the Corporation's Board of Directors. Management believes since the remaining expected life of the Corporation's assets are over three and one-half times greater than the expected life of the liabilities, any upward movement in the interest rate environment will result in a larger degree of change in the value of the assets over that of the liabilities. Management has reported this policy exception to the Corporation's Board of Directors and will continue to monitor the results on an on-going basis. As of December 31, 1998, the Corporation's estimated changes in NPV were within the approved guidelines established by the Board of Directors.

Computations of prospective effects of hypothetical interest rate changes are based on a number of assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. These computations do not contemplate any actions management may undertake in response to changes in interest rates. The NPV calculation is based on the net present value of discounted cash flows utilizing certain prepayment assumptions and market interest rates.

Certain shortcomings are inherent in the method of computing the estimated NPV. Actual results may differ from that information presented in the table above should market conditions vary from the assumptions used in preparation of the table information. If interest rates remain or decrease below current levels, the proportion of adjustable rate loans in the loan portfolio could decrease in future periods due to refinancing activity. Also, in the event of an interest rate change, prepayment and early withdrawal levels would likely be different from those assumed in the table. Lastly, the ability of many borrowers to repay their adjustable rate debt may decline during a rising interest rate environment.

Used in conjunction with the NPV analysis is the interest rate sensitivity gap analysis. This analysis monitors the relationship between the maturity and repricing of interest-earning assets and interest-bearing liabilities while maintaining an acceptable interest rate spread. Interest rate sensitivity gap is defined as the difference between the amount of maturing or repricing of interest-earning assets and interest-bearing liabilities within specific and defined time frames. A positive gap occurs when the amount of interest rate sensitive assets exceed the amount of interest rate sensitive liabilities. Conversely, a gap is considered negative when the amount of interest rate sensitive liabilities exceed the interest rate sensitive assets. Generally, during a time of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would enhance net interest income. On the other hand, during a time period of falling interest rates, a negative gap would increase net interest income, while a positive gap would decrease net interest income. It is the ALCO's responsibility to maintain a reasonable balance between the exposure to interest rate fluctuations and earnings.

PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

        (a) The Corporation's Annual Meeting of Shareholders was held Monday, April 12, 1999.

        (b) The following members were elected to the Corporation's Board of Directors to hold office as indicated by the term expiration, or until their successors are duly chosen and qualified.

       Term                                                Against or                             Broker
     Expiration           Nominee               For         Withheld           Abstain           Non-Votes

       2002       W. L. Hancock              2,021,309       43,691               0                  0
       2002       Roy D. Meeks               2,064,993           7                0                  0

        (c) There were no other matters voted upon at the Annual Meeting of Shareholders

Item 6.  Exhibits and Reports on Form 8-K

        (a)   Exhibits

                 27   Financial Data Schedule for June 30, 1999

        (b)   Reports on Form 8-K

                      No Form 8-K was filed with the SEC during the quarter ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 13, 1999                      By /s/ Robert J. Weeder
                                            --------------------------------
                                            Robert J. Weeder
                                            President


Date:  August 13, 1999                      By /s/ Marvin S. Veatch
                                            --------------------------------
                                            Marvin S. Veatch
                                            Controller