Form 10-Q
period 1999-09-30
LAFAYETTE BANCORPORATION
filed 1999-11-12
CIK 1035373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

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

                 133 North 4th Street, Lafayette, Indiana 47902
               (Address of principal executive offices)(Zip Code)

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

Class                                       Outstanding at November 12, 1999
Common Stock, without par value                             3,584,012 shares

                            LAFAYETTE BANCORPORATION

                                      INDEX


PART I.             FINANCIAL INFORMATION

Item 1.

     Consolidated Balance Sheets -- September 30, 1999 and December 31, 1998

     Consolidated Statements of Income and
           Comprehensive Income--Three Months Ended September 30, 1999 and 1998

     Consolidated Statements of Income and
           Comprehensive Income-Nine Months Ended September 30, 1999 and 1998

     Consolidated Statements of Cash Flows -- Nine Months Ended September 30, 1999 and 1998

     Notes to Consolidated Financial Statements -- September 30, 1999


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

              27  Financial Data Schedule

       b)     Reports on Form 8-K



SIGNATURES

ITEM 1.
                            LAFAYETTE BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------


                                                                              September 30,        December 31,
                                                                                   1999                1998
ASSETS
Cash and due from banks                                                       $       21,264      $      17,368
Federal funds sold                                                                         -              1,400
                                                                              --------------      -------------
    Total cash and cash equivalents                                                   21,264             18,768
Interest-bearing balances with other financial institutions                              696                671
Securities available-for-sale (at market)                                             91,001             76,956
Securities held-to-maturity (market value $6,744
  and $5,063)                                                                          6,714              4,879
Loans held for sale                                                                    6,614             10,086
Loans                                                                                477,368            353,828
    Less:  Allowance for loan losses                                                  (4,354)            (4,241)
                                                                              --------------      -------------
       Loans, net                                                                    473,014            349,587
Federal Home Loan Bank stock (at cost)                                                 1,897              1,539
Premises, furniture and equipment, net                                                 9,817              7,953
Intangible assets                                                                     13,922                827
Accrued interest receivable and other assets                                          15,902             12,703
                                                                              --------------      -------------
          Total assets                                                        $      640,841      $     483,969
                                                                              ==============      =============


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Noninterest-bearing deposits                                              $       57,877      $      48,657
    Interest-bearing demand and savings deposits                                     229,781            170,308
    Interest-bearing time deposits                                                   233,699            176,581
                                                                              --------------      -------------
       Total deposits                                                                521,357            395,546
    Short-term borrowings                                                             30,886             16,402
    Long-term debt                                                                    36,415             23,854
    Accrued interest payable and other liabilities                                     7,000              5,553
                                                                              --------------      -------------
       Total liabilities                                                             595,658            441,355


Shareholders' equity
    Common stock, no par value:  5,000,000 shares authorized;
    2,403,806 and 2,394,035 shares issued; and 2,385,219
    and 2,390,198 shares outstanding                                                   2,404              2,394
    Common stock to be distributed                                                     1,194                  -
    Additional paid-in capital                                                        32,849             32,620
    Retained earnings                                                                 10,469              7,747
    Unrealized gain / (loss) on securities available-for-sale,
      net of tax (($1,068) and ($27))                                                 (1,628)               (42)
    Less:  Treasury stock, at cost (13,608 shares)                                      (105)              (105)
                                                                              --------------      -------------
       Total shareholders' equity                                                     45,183             42,614
                                                                              --------------      -------------

          Total liabilities and shareholders' equity                          $      640,841      $     483,969
                                                                              ==============      =============

          See accompanying notes to consolidated financial statements.

                            LAFAYETTE BANCORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
             For the three months ended September 30, 1999 and 1998
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                                                   1999                1998
                                                                                   ----                ----
Interest income
    Loans                                                                     $       10,216      $       7,678
    Taxable securities                                                                   980                813
    Tax exempt securities                                                                393                261
    Other                                                                                104                226
                                                                              --------------      -------------
       Total interest income                                                          11,693              8,794

Interest expense
    Deposits                                                                           4,748              3,807
    Short-term borrowings                                                                330                213
    Long-term debt                                                                       593                367
                                                                              --------------      -------------
       Total interest expense                                                          5,671              4,387
                                                                              --------------      -------------
Net interest income                                                                    6,022              4,591
Provision for loan losses                                                                270                180
                                                                              --------------      -------------
Net interest income after provision for loan losses                                    5,752              4,411
Noninterest income
    Income from fiduciary activities                                                     295                225
    Service charges on deposit accounts                                                  429                325
    Net realized gain on securities                                                        8                  -
    Net gain on loan sales                                                               200                350
    Other service charges and fees                                                       234                 70
    Other operating income                                                               193                200
                                                                              --------------      -------------
       Total noninterest income                                                        1,359              1,170
                                                                              --------------      -------------
Noninterest expense
    Salaries and employee benefits                                                     2,569              2,056
    Occupancy expenses, net                                                              281                229
    Equipment expenses                                                                   310                250
    Intangible asset amortization                                                        183                 20
    Other operating expenses                                                           1,130                802
                                                                              --------------      -------------
       Total noninterest expense                                                       4,473              3,357
                                                                              --------------      -------------
Income before income taxes                                                             2,638              2,224
Income taxes                                                                             888                758
                                                                              --------------      -------------
Net income                                                                             1,750              1,466
                                                                              --------------      -------------
Other comprehensive income, net of tax:
    Change in unrealized gains / (losses) on securities                                 (157)               347
                                                                              ---------------     -------------
Comprehensive income                                                          $        1,593      $       1,813
                                                                              ==============      =============

Basic earnings per share                                                      $         .49       $         .41
                                                                              ==============     ===============
Diluted earnings per share                                                    $         .47       $         .40
                                                                              ==============     ===============
Dividend per share                                                            $         .09       $         .08
                                                                              ==============     ===============

          See accompanying notes to consolidated financial statements.

                            LAFAYETTE BANCORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              For the nine months ended September 30, 1999 and 1998
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                                                     1999                1998
                                                                                     ----                ----
Interest income
    Loans                                                                     $       27,993      $      22,027
    Taxable securities                                                                 2,910              2,445
    Tax exempt securities                                                              1,133                672
    Other                                                                                407                576
                                                                              --------------      -------------
       Total interest income                                                          32,443             25,720
Interest expense
    Deposits                                                                          13,154             11,066
    Short-term borrowings                                                                973                545
    Long-term debt                                                                     1,568                982
                                                                              --------------      -------------
       Total interest expense                                                         15,695             12,593
                                                                              --------------      -------------
Net interest income                                                                   16,748             13,127
Provision for loan losses                                                                640                540
                                                                              --------------      -------------
Net interest income after provision for loan losses                                   16,108             12,587
Noninterest income
    Income from fiduciary activities                                                     798                677
    Service charges on deposit accounts                                                1,144                983
    Net realized gain on securities                                                       20                  -
    Net gain on loan sales                                                               767                844
    Other service charges and fees                                                       656                539
    Other operating income                                                               519                560
                                                                              --------------      -------------
       Total noninterest income                                                        3,904              3,603
                                                                              --------------      -------------
Noninterest expense
    Salaries and employee benefits                                                     7,209              5,970
    Occupancy expenses, net                                                              790                661
    Equipment expenses                                                                   939                756
    Intangible asset amortization                                                        422                 61
    Other operating expenses                                                           3,270              2,480
                                                                              --------------      -------------
       Total noninterest expense                                                      12,630              9,928
                                                                              --------------      -------------
Income before income taxes                                                             7,382              6,262
Income taxes                                                                           2,463              2,130
                                                                              --------------      -------------
Net income                                                                             4,919              4,132
                                                                              --------------      -------------
Other comprehensive income, net of tax:
    Change in unrealized gains / (losses) on securities                               (1,586)               399
                                                                              ---------------     -------------
Comprehensive income                                                          $        3,333      $       4,531
                                                                              ==============      =============
Basic earnings per share                                                      $         1.37      $        1.16
                                                                              ==============      =============
Diluted earnings per share                                                    $         1.33      $        1.13
                                                                              ==============      =============
Dividend per share                                                            $          .28      $         .24
                                                                              ==============      =============

          See accompanying notes to consolidated financial statements.

                            LAFAYETTE BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1999 and 1998
                          (Dollar amounts in thousands)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                                             1999            1998
                                                                             ----            ----

Cash flows from operating activities
    Net income                                                         $     4,919    $     4,132
    Adjustments to reconcile net income to net cash
      from operating activities
       Depreciation                                                            663            476
       Intangible asset and security amortization, net                         534            232
            of discount accretion
       Provision for loan losses                                               640            540
       Net realized gain on securities                                         (20)             -
       Net realized (gain) loss on sale of :
          Other real estate                                                      -            (43)
       Change in assets and liabilities:
          Loans originated for sale                                        (56,635)       (57,273)
          Loans sold                                                        60,107         57,321
          Accrued interest receivable and other assets                      (2,236)        (1,291)
          Accrued interest payable and other liabilities                     1,447            600
                                                                       -----------    -----------
              Net cash from operating activities                             9,419          4,694

Cash flows from investing activities
    Change in interest-bearing balances with other
       financial institutions                                                  (25)             -
    Purchase of securities available-for-sale                             (124,169)       (44,935)
    Proceeds from sales of securities available-for-sale                     7,318          3,286
    Proceeds from maturities of securities available-for-sale              100,099         29,573
    Purchase of securities held-to-maturity                                 (2,000)        (2,532)
    Proceeds from maturities of securities held-to-maturity                    158          1,908
    Loans made to customers, net of payments collected                     (65,762)       (24,520)
    Purchase of FHLB stock                                                    (358)          (297)
    Property and equipment expenditures                                     (2,527)          (665)
    Proceeds from sales of other real estate                                     -            251
                                                                       -----------    -----------
              Net cash from investing activities                           (87,266)       (37,931)

Cash flows from financing activities
    Net change in deposit accounts                                           8,796         26,746
    Cash received in branch acquisition for liabilities assumed,
       net of assets acquired                                               45,266              -
    Net change in short-term borrowings                                     14,484         (5,113)
    Proceeds from long-term debt                                            14,000          4,800
    Payments on long-term debt                                              (1,439)          (740)
    Common stock issued                                                        238             69
    Dividends paid                                                          (1,002)          (866)
    Purchase of treasury stock                                                   -             (7)
                                                                       -----------    ------------
              Net cash from financing activities                            80,343          24,889

Net change in cash and cash equivalents                                      2,496         (8,348)
Cash and cash equivalents at beginning of year                              18,768         30,901
                                                                       -----------    -----------
Cash and cash equivalents at end of period                             $    21,264    $    22,553
                                                                       ===========    ===========

Supplemental disclosures of cash flow information
   Cash paid during the period for:
       Interest                                                        $    15,155    $    12,401
       Income taxes                                                          2,081          2,081
Non-cash investing activity
    Loans transferred to other real estate                             $       104    $         -

          See accompanying notes to consolidated financial statements.


                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

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


NOTE 2 - PER SHARE DATA

In September 1999, the Corporation declared a three-for-two stock split to shareholders of record September 30, 1999. A total of 1,194,591 common shares were issued November 1, 1999 in connection with the three-for-two split. These 1,194,591 shares are reflected as common stock to be distributed in the September 30, 1999 balance sheet.

The following illustrates the computation of basic and diluted earnings per share, and includes the weighted average number of shares used in calculating earnings and dividends per share amounts for the periods presented. The weighted average number of shares have been retroactively restated for stock dividends and splits.


                                                         Nine Months Ended        Nine Months Ended
                                                        September 30, 1999       September 30, 1998
Basic earnings per share
 Net income                                                $       4,919            $       4,132
Weighted average shares outstanding                            3,579,547                3,574,148
                                                           -------------            -------------

    Basic earnings per share                               $        1.37            $        1.16
                                                           =============            =============

Diluted earnings per share
 Net income                                                $       4,919            $       4,132

Weighted average shares outstanding                            3,579,547                3,574,148
Diluted effect of assumed
  exercise of Stock Options                                      111,363                   71,313
                                                           -------------            -------------
    Diluted average shares outstanding                         3,690,910                3,645,461
                                                           ---------------          -------------

    Diluted earnings per share                             $         1.33          $         1.13
                                                           ===============         ===============

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                        Three Months Ended       Three Months Ended
                                                        September 30, 1999       September 30, 1998
Basic earnings per share
 Net income                                                $       1,750            $       1,466
Weighted average shares outstanding                            3,581,221                3,574,262
                                                           -------------            -------------
    Basic earnings per share                               $         .49            $         .41
                                                           =============            =============


Diluted earnings per share
 Net income                                                $       1,750            $       1,466

Weighted average shares outstanding                            3,581,221                3,574,262
Diluted effect of assumed
  exercise of Stock Options                                      109,830                   76,721
                                                           -------------            -------------
    Diluted average shares outstanding                         3,691,051                3,650,983
                                                           -------------            -------------

    Diluted earnings per share                             $         .47            $         .40
                                                           ==============          ==============

NOTE 3 - SECURITIES
The amortized cost and estimated market values of securities are as follows at September 30, 1999:

                                                         Amortized                      Estimated
                                                           Cost                       Market Value
Securities Available-for-Sale
U.S. Government and its agencies                       $    14,218                    $    14,062
Obligations of states and political subdivisions            27,576                         26,318
Corporate obligations                                        2,513                          2,468
Mortgage-backed and other asset-backed securities           48,359                         47,157
Other securities                                             1,031                            996
                                                       -----------                    -----------
                                                       $    93,697                    $    91,001
                                                       ===========                    ===========
Securities Held-to-Maturity

Obligations of states and political subdivisions       $     6,714                    $     6,744
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
                                                       ===========                    ===========

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------

NOTE 4 - LOANS

Loans are comprised of the following:
                                                                               September 30,       December 31,
                                                                                   1999                1998

         Commercial and agricultural loans                                   $        184,794    $       115,198
         Real estate construction loans                                                44,275             28,043
         Residential real estate loans                                                188,628            160,655
         Installment loans to individuals                                              59,671             49,932
                                                                             ----------------    ---------------

             Total loans                                                     $        477,368    $       353,828
                                                                             ================    ===============



NOTE 5 - ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses is as follows:

                                                                    1999                1998
                                                                    ----                ----

    Balance, January 1                                     $       4,241      $        3,464
    Provision charged to operations                                  640                 540
    Loans charged off                                               (658)               (267)
    Recoveries on loans previously charged off                       131                 131
                                                           -------------      --------------

    Balance, September 30                                  $       4,354      $        3,868
                                                           =============      ==============



NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings are comprised of the following:

                                                                               September 30,       December 31,
                                                                                   1999                1998

         Repurchase agreements                                               $         24,086    $        15,788
         Treasury tax and loan open-end note                                            2,800                614
         Federal funds purchased                                                        4,000                  -
                                                                             ----------------    ---------------

             Total short-term borrowings                                     $         30,886    $        16,402
                                                                             ================    ===============

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

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

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 8 - SEGMENT INFORMATION (Continued)

Quarter ended September 30:



1999                                                                  Mortgage                               Total
                                                    Banking            Banking            Trust            Segments

     Net interest income                    $         6,186    $           55     $            -    $         6,241
     Net gain on loan sales                               -               200                  -                200
     Other revenue                                      829                35                295              1,159
     Noncash items:
         Depreciation                                   224                11                 14                249
         Provision for loan loss                        270                 -                  -                270
     Segment profit                                   2,719                68                107              2,894
     Segment assets                                 633,388             6,777                211            640,376



1998                                                                  Mortgage                               Total
                                                    Banking            Banking            Trust            Segments

     Net interest income                    $         4,526    $           56     $            -    $         4,582
     Net gain on loan sales                               -               350                  -                350
     Other revenue                                      595                 -                225                820
     Noncash items:
         Depreciation                                   147                 7                  6                160
         Provision for loan loss                        180                 -                  -                180
     Segment profit                                   2,078               243                 28              2,349
     Segment assets                                 460,522             7,731                173            468,426


                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 8 - SEGMENT INFORMATION (Continued)

Significant segment totals are reconciled to the financial statements as follows:

Quarter ended September 30:

                                                 Reportable                          Consolidated
1999                                              Segments             Other            Totals
----                                              --------             -----            ------

     Net interest income (expense)          $         6,241    $         (219)    $        6,022
     Provision for loan loss                            270                 -                270
     Net gain on loan sales                             200                 -                200
     Other revenue                                    1,159                 -              1,159
     Profit                                           2,894            (1,144)             1,750
     Assets                                         640,376               465            640,841



                                                 Reportable                          Consolidated
1998                                              Segments             Other            Totals
----                                              --------             -----            ------

     Net interest income                    $         4,582    $            9     $        4,591
     Provision for loan loss                            180                 -                180
     Net gain on loan sales                             350                 -                350
     Other revenue                                      820                 -                820
     Profit                                           2,349              (883)             1,466
     Assets                                         468,426               623            469,049


Amounts included in the "other" column are as follows.

                                                                                        1999               1998
                                                                                        ----               ----

Income:
     Holding company net interest
       income (expense)                                                         $       (219)   $            9

Profit:
     Holding company net interest
       income (expense)                                                                 (219)                9
Holding company expenses                                                                 (37)             (134)
     Income tax expense                                                                 (888)             (758)


Assets:
     Holding company assets                                                              465               623


                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 8 - SEGMENT INFORMATION (Continued)

Nine months ended September 30:



1999                                                                 Mortgage                               Total
                                                   Banking            Banking            Trust            Segments

     Net interest income                    $        17,034    $          172     $            -    $        17,206
     Net gain on loan sales                               -               767                  -                767
     Other revenue                                    2,260                79                798              3,137
     Noncash items:
         Depreciation                                   607                30                 26                663
         Provision for loan loss                        640                 -                  -                640
     Segment profit                                   7,273               423                281              7,977
     Segment assets                                 633,388             6,777                211            640,376



1998                                                                 Mortgage                               Total
                                                   Banking            Banking            Trust            Segments

     Net interest income                    $        12,968    $          141     $            -    $        13,109
     Net gain on loan sales                               -               844                  -                844
     Other revenue                                    2,070                12                677              2,759
     Noncash items:
         Depreciation                                   438                20                 18                476
         Provision for loan loss                        540                 -                  -                540
     Segment profit                                   6,004               539                125              6,668
     Segment assets                                 460,522             7,731                173            468,426



                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 8 - SEGMENT INFORMATION (Continued)

Significant segment totals are reconciled to the financial statements as follows:

Nine months ended September 30:

                                                  Reportable                          Consolidated
1999                                               Segments             Other            Totals
----                                               --------             -----            ------

     Net interest income (expense)          $        17,206    $         (458)    $       16,748
     Provision for loan loss                            640                 -                640
     Net gain on loan sales                             767                 -                767
     Other revenue                                    3,137                 -              3,137
     Profit                                           7,977            (3,058)             4,919
     Assets                                         640,376               465            640,841


                                                 Reportable                          Consolidated
1998                                              Segments             Other            Totals
----                                              --------             -----            ------

     Net interest income                    $        13,109    $           18     $       13,127
     Provision for loan loss                            540                 -                540
     Net gain on loan sales                             844                 -                844
     Other revenue                                    2,759                 -              2,759
     Profit                                           6,668            (2,536)             4,132
     Assets                                         468,426               623            469,049


Amounts included in the "other" column are as follows.

                                                                                        1999               1998
                                                                                        ----               ----
Income:
     Holding company net interest
       income (expense)                                                      $          (458)   $           18

Profit:
     Holding company net interest
       income (expense)                                                                 (458)               18
Holding company expenses                                                                (137)             (424)
     Income tax expense                                                               (2,463)           (2,130)


Assets:
     Holding company assets                                                              465               623


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


Net Income

The Corporation earned $1,750, or $.49 per share for the third quarter of 1999 compared to $1,466, or $.41 per share for the third quarter of 1998. Net income increased $787, or 19.0% to $4,919 for the nine month period ending September 30, 1999 compared to that same 1998 time period. Basic earnings per share were $1.37 and $1.16 for the nine month period ending September 30, 1999 and 1998, respectively. Although actual loan growth of $19,785 occurred during the third quarter of 1999, it was the successful deployment of deposit funds acquired in the March 12th Bank One branch acquisition into loans that contributed to the continued increase in interest income. Higher interest expense along with higher overhead operating costs associated with the purchase of the Jasper County branches partially offset this increase in interest income.

Return on average assets (ROA) and return on average equity (ROE) for the three and nine months ending September 30, 1999 and 1998 are summarized below:


                              Three months ending            Nine months ending
                                 September 30,                  September 30,
                                1999       1998               1999       1998
                                ----       ----               ----       ----

              ROA               1.10%     1.27%               1.11%      1.23%

              ROE              15.68%    14.15%              14.87%     13.68%

Net Interest Income

Net interest income is the most significant component of the Corporation's earnings. Net interest income is the difference between interest and fees realized on earning assets, primarily loans and securities, and interest paid on deposits and other borrowed funds. The net interest margin is this difference expressed as a percentage of average earning assets. Net interest income is determined by several factors, including the volume of earning assets and liabilities, the mix of earning assets and liabilities, and interest rates. For the nine months ended September 30, 1999 and 1998, net interest income was $16,748 and $13,127, respectively. This represents a $3,621, or 27.6% increase over the prior year. Net interest income for the third quarter of 1999 was $1,431 or 31.2% higher than for that same three month period ending September 30, 1998. The Corporation's continued loan growth during the third quarter, in addition to the second quarter deployment of the deposit funds obtained in the Jasper County branch acquisition, accounted for the higher net interest income.

Total interest income for the nine month period ending September 30, 1999 and 1998 was $32,443 and $25,720, respectively. Total interest income for the third quarter of 1999 was $2,899 or 33.0% greater than for that same quarter in 1998. Interest and fees on loans increased $5,966, or 27.1%, to $27,993 for the first nine months of 1999, compared to $22,027 for the first nine months of 1998. For the third quarter of 1999, interest and fees on loans increased $2,538, or 33.1% compared to the second quarter of 1998. While investment security income contributed to increased earnings during 1999 through additional funds investing, it was, once again, the Corporation's ongoing loan growth that accounted for the largest portion of the total interest income increase. While the loan portfolio increased $19,785 during the third quarter of 1999, average loan balances, including loans acquired in the branch acquisition, increased $141,334, or 42.5% from September 1998 to September 1999.

Total interest expense for the nine month period ending September 30, 1999 and 1998 was $15,695 and $12,593, respectively. For the third quarter of 1999, total interest expense increased $1,284, or 29.3%, compared to the same 1998 time period. Total average interest-bearing liabilities, including short-term and long-term borrowings, increased $152,816, or 40.0% from September 1998 to September 1999. The deposits acquired in the branch acquisition, in addition to the long-term debt incurred by the Corporation for injection into its subsidiary bank's capital accounted for approximately 79% of the increase.

While the increase in average interest-bearing liabilities gave rise to an increase in overall interest expense, overall cost of funds continue to decline. Although interest rates experienced a slight upward movement during the period, certain interest-bearing deposits continued to reprice at a lower rate when compared to the rates paid two and three years ago.


The following table summarizes the Corporation's net interest income (on a tax-equivalent basis) for each of the periods presented. A marginal federal income tax rate of 34% for each period was used.


                                       Nine Months                         Change from
                                   Ended September 30,                    Prior Period
                                   1999             1998             Amount        Percent
                                   ----             ----             ------        -------


Interest income                  $33,043           $26,141           $6,902          26.4%

Interest expense                  15,695            12,593            3,102          24.6%
                                  ------            ------           ------
     Net interest income        $ 17,348          $ 13,548          $ 3,800          28.0%
                                 ========          ========          =======


                                      Three Months                         Change from
                                   Ended September 30,                    Prior Period
                                   1999             1998             Amount        Percent
                                   ----             ----             ------        -------

Interest income                  $11,898            $9,012           $2,886          32.0%

Interest expense                   5,671             4,387            1,284          29.3%
                                   -----             -----            -----
     Net interest income          $6,227            $4,625           $1,602          34.6%
                                  ======            ======           ======

Net interest income, on a tax equivalent basis, for the first nine months of 1999 was $3,800 or 28.0% higher than for that same nine month period ending September 30, 1998. For the third quarter of 1999, net interest income, on a tax equivalent basis, was $1,602 or 34.6% higher than for the same 1998 time period. The net interest margin, on a tax equivalent basis for the nine months ending September 30, 1999 and 1998 was 4.25% and 4.36%, respectively. While the Corporation has benefited from the decline in the overall cost of funds, it has also realized lower yields on loans it has funded, primarily due to the competitive market in which it operates. Although the increase in loan volume has contributed to higher net interest income, the lower loan yields coupled with the loan growth more than offset the overall lower cost of funds which resulted in the lower net interest margin.

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

The consolidated provision for loan losses was $640 and $540 for the first nine months of 1999 and 1998, respectively. The allowance for loan losses was $4,354 and $4,241 at September 30, 1999 and December 31, 1998, respectively. When adding the credit valuation account amount with the allowance for loan loss account balance at September 30, 1999, the allowance as a percentage of loans was 1.03%. This same ratio at December 31, 1998 was 1.20%. Although loan charge-off's were significantly lower during the third quarter when compared to the previous two quarters, the loan loss provision kept pace with the third quarter loan growth, and the allowance as a percentage of loans remained unchanged, at 1.03%, from the prior quarter-end.

Nonperforming loans include nonaccrual loans, restructured loans, and loans delinquent 90 days or more. Loans are classified as nonaccrual when management believes that collection of interest is doubtful, typically when payments are past due 90 days, unless the loans are well secured and in the process of collection.

The following table indicates the composition of nonperforming loans:

                                                                               September 30,       December 31,
                                                                                   1999                1998

         Loans past due 90 days or more                                      $          1,437    $           775
         Nonaccrual loans                                                               1,207              1,468
         Restructured loans                                                               165                197
                                                                             ----------------    ---------------

             Total nonperforming loans                                       $          2,809    $         2,440
                                                                             ================    ===============

Total nonperforming loans increased during the first nine months of 1999. While nonaccrual and restructured loans declined $261 and $32, respectively, from the December 31, 1998 totals, loans past due ninety days or more increased $662, primarily due to the addition of two credits.

The Corporation continues to have approximately 17% of its outstanding loans to agricultural-related borrowers. Given the ongoing price issues in both the hog and grain markets, management is continuously monitoring these specific industry credits.

Management believes overall credit quality remains good. Despite the increase in net charge-off's and higher total nonperforming loans, total nonperforming loans as a percentage of total loans declined to .59% at September 30, 1999, compared to .69% at December 31, 1998.


Noninterest Income and Expense

Noninterest income totaled $3,904 for the first nine months of 1999, compared to $3,603 for that same period of 1998, an increase of $301, or 8.4%. Noninterest income for the third quarter increased $189, or 16.2% to $1,359 compared to the prior year.

Income from fiduciary activities increased for the first nine months and also for the third quarter of 1999 when compared to the same 1998 time periods. The number and size of new accounts, along with the increase in the fee structure has led to higher earnings.

Service charges on deposit accounts comprise the largest component of noninterest income. The number of accounts being assessed fees, primarily due to the three branch acquisitions earlier in the year resulted in a 16.4% and 32.0% increase in revenue for the nine months and the three months ended September 30, 1999, respectively, when compared to that same 1998 time period.

Net gain on loans originated and sold in the secondary mortgage market were $767 and $844 for the first nine months of 1999 and 1998 respectively, a decrease of $77, or 9.1%. Net gain on loans originated and sold for the third quarter was $200, a $150, or 42.9% decrease from the 1998 amount posted. Loan sales for the nine months ended September 30, 1999 increased $2,786, or 4.9% compared to the prior year, while sales for the three months ended September 30, 1999 declined $6,463, or 30.5% when compared to that same time period one year earlier. Although the local economy continues to remain strong, competitive pricing pressures led to lower margins realized on loans sold. Additionally, the rise in interest rates impacted the number of fundings, especially refinancings, during the third quarter of 1999.

Other service charges and fees were $656 and $539 for the first nine months of 1999 and 1998, respectively, an increase of $117, or 21.7%. For the third quarter of 1999, other service charges and fees increased $164, or 234.3% compared to the prior year. ATM and safe deposit box fees were responsible for the majority of the increase, as a result of the expanded Jasper County customer base.

Noninterest expense totaled $12,630 for the first nine months of 1999, compared to $9,928 for that same period of 1998, an increase of $2,702, or 27.2%. Total noninterest expense for the third quarter of 1999 was $1,116, or 33.2% higher than the prior year.

Salary and employee benefits expense was $7,209 for the first nine months of 1999, an increase of $1,239, or 20.8%, from the $5,970 for the first nine months of 1998. Total salaries and employee benefits for the third quarter of 1999 was $2,569, a $513, or 24.9% increase from the 1998 amount. With the addition of approximately fifty-six employees in connection with the branch acquisitions in Jasper County, total salaries and benefits, including health insurance costs, were significantly higher than in previous periods.

Occupancy and equipment expenses were also affected by the branch acquisitions, as repairs and upgrades continued to be made to the facilities, in addition to the depreciation recorded on the facilities and equipment acquired.

Intangible asset amortization increased significantly for both the nine months and three months ended September 30, 1999 solely as a result of the goodwill and core deposit amortization related to the acquisition of the Jasper County branches.

Other operating expenses were $3,270 for the first nine months of 1999, an increase of $790, or 31.9%, compared to $2,480 for the first nine months of 1998. For the third quarter of 1999, other operating expenses increased $328, or 40.9% from the prior year. The majority of this increase for the nine months and three months ended September 30, 1999 relate to increased overhead items, such as office supplies, telephone, postage, insurance, credit card and ATM processing fees, all of which are directly associated with the daily operation of the three Jasper County branches.


Income Taxes

The Corporation's effective tax rate for the three months ending September 30, 1999 and 1998 was 33.7% and 34.1%, respectively. For the nine months ended September 30, 1999 and 1998, the effective tax rate for the Corporation was 33.4% and 34.0%, respectively. Continued increases in interest on tax-exempt securities and loans were a significant factor in the lower effective tax rate realized.



FINANCIAL CONDITION

Total assets were $640,841 at September 30, 1999 compared to $483,969 at December 31, 1998, an increase of $156,872, or 32.4%. As previously mentioned, approximately $117 million in deposits and $58 million in loans were attributable to the three Bank One, Indiana branches acquired in March, 1999. Increases of $2,496, $15,880, and $123,427 were realized in cash and cash equivalents, investment securities, and net loans, respectively, for the nine months ended September 30, 1999.

Total deposits increased $125,811 to $521,357 at September 30, 1999 compared to $395,546 at December 31, 1998. Short-term borrowings increased $14,484 during the first nine months primarily due to increases in repurchase agreements and federal funds purchased. Long-term debt at September 30, 1999 was $36,415, an increase of $12,561 when compared to December 31, 1998. Loan proceeds of $14,000, of which $700 has been repaid, was obtained by the Corporation and injected into capital of its wholly-owned subsidiary bank. Principal repayments of $739 to the Federal Home Loan Bank of Indianapolis for other long-term borrowing obligations accounted for the remainder of the change.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under these regulations, a "well-capitalized" institution must achieve a Tier 1 risk-based capital ratio of at least 6.00%, a total capital ratio of at least 10.00%, and a leverage ratio of at least 5.00% and not be under a capital directive order. Failure to meet capital requirements can result in the initiation of regulatory action. If an institution is only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions, asset growth, and expansion is limited, in addition to the institution being required to submit a capital restoration plan.

At September 30, 1999 and December 31, 1998, management was not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material effect on the Corporation's consolidated liquidity, capital resources or operations

The Corporation's actual consolidated capital amounts are presented in the following table.

                                                                               September 30,       December 31,
                                                                                   1999                1998

       Tier 1 capital
         Shareholders' equity                                                $         45,183    $        42,614
         Less:  Intangibles                                                           (13,909)              (806)
         Add/less:  Unrealized loss/(gain) on securities                                1,628                 42
                                                                             ----------------    ---------------

             TOTAL TIER 1 CAPITAL                                            $         32,902    $        41,850
                                                                             ================    ===============

       Total capital
         Tier 1 capital                                                      $         32,902    $        41,850
         Allowable allowance for loan losses                                            4,354              4,241
                                                                             ----------------    ---------------

             TOTAL  CAPITAL                                                  $         37,256    $        46,091
                                                                             ================    ===============

       RISK WEIGHTED ASSETS                                                  $        477,916    $       353,215
                                                                             ================    ===============

       AVERAGE ASSETS                                                        $        621,289    $       475,438
                                                                             ================    ===============


The Corporation and Bank's actual capital ratios and minimum required levels are presented in the following table.

                                   Actual ratios as of                       Minimum
                              September 30,    December 31,             Capital Adequacy          Well-Capitalized
                                  1999             1998                    Requirement               Requirement
                                  ----             ----                    -----------               -----------
Tier I Capital
 (to average assets)
    Consolidated                  5.3%               8.8%                     4.0%                      5.0%
    Lafayette Bank and Trust      7.2%               8.7%                     4.0%                      5.0%


Tier I Capital
 (to risk weighted assets)
    Consolidated                  6.9%             11.9%                      4.0%                      6.0%
    Lafayette Bank and Trust      9.3%             11.8%                      4.0%                      6.0%


Total Capital
 (to risk weighted assets)
    Consolidated                   7.8%              13.1%                    8.0%                      10.0%
    Lafayette Bank and Trust      10.2%              13.0%                    8.0%                      10.0%


As discussed earlier, the Corporation's wholly-owned subsidiary bank acquired three branches on March 12, 1999. Management was aware this transaction would reduce consolidated and bank-only capital levels. As a result, the Corporation borrowed $14 million and contributed $13 million of capital to the Bank in order for the Bank to maintain its well-capitalized status. As of September 30, 1999 the Bank continued its position as well-capitalized. Management was also aware, however, that the Corporation's capital level would temporarily drop below the minimum required level for capital adequacy purposes. Despite improvement during the third quarter, the Corporation's consolidated capital level as of September 30, 1999 still remained slightly below the required level for capital adequacy purposes. Management will continue to monitor the Corporation's consolidated capital level and, based on current projections, anticipates meeting or being very near the minimum required level for capital adequacy purposes on December 31, 1999. The Federal Reserve Bank considers the holding company capital adequacy in connection with any application activity which requires their approval. Further, since the Corporation's capital levels are below the well-capitalized category, the use of expedited Federal Reserve Bank procedures in any application activity which requires their approval will not be available to the Corporation until it once again becomes well-capitalized. Certain statements in this paragraph relating to future capital levels of the Corporation and Bank are forward-looking which may or may not be accurate due to the impossibility of predicting future economic and business events, including the ability of the Corporation to raise additional capital, if needed, as well as other factors that are beyond the control of the Corporation.


Liquidity

The consolidated statement of cash flows illustrates the elements which give rise to the change in the Corporation's cash and cash equivalents for the nine months ended September 30, 1999 and 1998. Including net income of $4,919, the net cash from operating activities for the first nine months of 1999 generated $9,419 of available cash. Net cash from investing activities utilized $87,266 of available cash, primarily as a result of $18,594 in net investment security purchases, in addition to $65,762 of net loan fundings by the Corporation. Proceeds from the three branches acquired, in addition to the increase in short-term borrowings and long-term debt generated $80,343 in net cash from financing activities.

Total cash inflows for the nine month period in 1999 exceeded cash outflows by $2,496 resulting in a cash and cash equivalent balance of $21,264 at September 30, 1999.



Year 2000

The Corporation's Board of Directors and management is aware of the possible consequences the Y2K may pose with regard to the computer systems utilized to conduct business on a daily basis. A "Year 2000 Committee", which reports monthly to the Board of Directors, has prepared a detailed plan to address this issue. In addition to developing contingency plans, the Corporation has conducted internal employee training, as well as customer awareness seminars in an effort to not only communicate the Y2K issue, but also to inform these individuals of the Corporation's approach to addressing this issue. Testing of the Corporation's core processing was completed as of April 30, 1999. Management will continue to monitor the preparedness of the Corporation's systems and contingency plans, as well as those of significant vendors and customers, through year-end.

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

While management does not believe the necessary steps involved to resolve this issue will significantly impair the organization's ability to operate and conduct business in a normal fashion, the Corporation does estimate the total cost to address this issue to be approximately $1.6 million. Approximately $1.5 million of the estimated $1.6 million has been incurred through September 30, 1999. The expenditures related to this issue are comprised primarily of system upgrades, consisting both of hardware and software, in addition to dedicated personnel costs.

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

The liquidity of the parent company is dependent on the receipt of dividends from the banking subsidiary. Certain restrictions exist regarding the transfer of funds from the subsidiary bank. Management expects that in the aggregate, the banking subsidiary will continue to have the ability to dividend adequate funds to the parent company. The statements in this paragraph relating to the parent company receiving dividends from the subsidiary bank are forward-looking statements which may or may not be accurate due to the impossibility of predicting future economic and business events.

The banking subsidiary's source of funding is predominantly core deposits consisting of both commercial and individual deposits, maturities of securities, repayments of loan principal and interest, federal funds purchased, securities sold under agreements to repurchase, and long-term borrowings from the FHLB of Indianapolis. The deposit base is diversified between individual and commercial accounts which helps avoid dependence on large concentrations of funds. The Corporation does not solicit certificates of deposit from brokers.

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

The following table represents the Corporation's projected change in NPV for the various rate shock levels as of September 30, 1999:

September 30, 1999

                         -----------------------  Net Portfolio Value --------------------

      Change                     Dollar                    Dollar                  Percentage
     in Rates                    Amount                    Change                    Change

       + 200                   $ 23,002                 $ (26,514)                   (53.55) %
       + 100                     35,578                   (13,938)                   (28.15)
       Base                      49,516                         -                        -
       - 100                     64,189                    14,673                     29.63
       - 200                     75,802                    26,286                     53.09

The above table indicates that as of September 30, 1999 the Corporation's estimated NPV would be expected to decrease in the event of sudden and sustained increases in prevailing interest rates. Conversely, in the event of sudden and sustained decreases in prevailing interest rates, the Corporation's estimated NPV would be expected to increase. In the event of a sudden and sustained increase or decrease in interest rates of 2% or greater as of September 30, 1999, the Corporation's estimated net portfolio value ("NPV") would exceed the policy guidelines established by the Corporation's Board of Directors. The increase in mortgage loan totals during the third quarter extended the expected asset life, while the expected life of liabilities remained virtually unchanged. This, along with the higher interest rate environment, caused a larger change in values than existed at the previous quarter-end. Management believes since the remaining expected life of the Corporation's assets are over four times greater than the expected life of the liabilities, any additional upward movement in the interest rate environment would result in even a larger degree of change in the value of the assets over that of the liabilities. Management has reported this policy exception to the Corporation's Board of Directors and will continue to monitor the results on an on-going basis. As of December 31, 1998, the Corporation's estimated changes in NPV were within the approved guidelines established by the Board of Directors.

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

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a)   Exhibits

                 27   Financial Data Schedule for September 30, 1999

        (b)   Reports on Form 8-K

                      No Form 8-K was filed with the SEC during the quarter ended September 30, 1999.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 12, 1999                 By /s/ Robert J. Weeder
                                         ---------------------------------------
                                         Robert J. Weeder
                                         President


Date:  November 12, 1999                 By /s/ Marvin S. Veatch
                                         ---------------------------------------
                                         Marvin S. Veatch
                                         Vice President and Controller