Form 10-K
period 1999-12-31
LAFAYETTE BANCORPORATION
filed 2000-03-21
CIK 1035373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended: December 31, 1999

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

                                 YES [X] NO [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant (assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are affiliates) valued at the price of the last trade price of $19.00 reported on the OTC Bulletin Board as of March 15, 2000, was approximately $66,673,650.

As of March 15, 2000, there were outstanding 3,586,140 common shares, no par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

         (1) Portions of the Annual Report to Shareholders of Lafayette Bancorporation for 1999, to the extent stated herein, are incorporated by reference into Parts I and II.

         (2) Portions of the Proxy Statement of Lafayette Bancorporation for the Annual Meeting of its Shareholders to be held April 10, 2000, to the extent stated herein, are incorporated by reference into Part III.

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

         As a bank holding company, the Corporation engages in commercial banking through its sole banking subsidiary, the Bank, and can engage in certain non-banking activities and own certain other business corporations that are not banks, subject to applicable laws and regulations. All references hereinafter to the activities or operations of the Corporation reflect the Corporation's acting or operating through the Bank.

         On March 12, 1999, the Bank completed the acquisition of three branches from Bank One Indiana, National Association. The three branches are located in DeMotte, Remington and Rensselaer, in Jasper County, Indiana. This branch purchase added approximately $117 million in deposits and represented approximately 30% of the deposits in Jasper County. The branch acquisition expanded the Bank's market area into an additional county in northwestern Indiana.

         The Bank was chartered as an Indiana state-chartered bank in 1899. The Bank's principal executive offices are also located at 133 North 4th Street, Lafayette, Indiana 47902 and its telephone number is (765) 423-7100. At December 31, 1999, the Bank was the largest bank headquartered in Tippecanoe County with total assets of $645,149,000 and total deposits of $522,247,000.

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

         The Bank also competes with savings and loan associations, credit unions, production credit associations and federal land banks and with finance companies, personal loan companies, money market funds and other non-depository financial intermediaries. Many of these financial institutions have resources many times greater than those of the Bank. In addition, financial intermediaries such as money-market mutual funds and large retailers are not subject to the same regulations and laws that govern the operation of traditional depository institutions.

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

         Employees

         The Corporation has no compensated employees. At December 31, 1999, the Bank employed 247 full-time employees and 47 part-time employees. The Bank is not a party to any collective bargaining agreements, and employee relations are considered to be good.

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

         The Corporation is generally prohibited under the BHC Act from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than banking, managing banks, or providing services to affiliates of the holding company. A bank holding company, with the approval of the FRB, may engage or acquire the voting shares of companies engaged, in activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A bank holding company must demonstrate that the benefits to the public of the proposed activity will outweigh the possible adverse effects associated with such activity. Legislation enacted in December 1999 provides for bank holding companies that satisfy certain conditions to qualify as "financial holding companies" and thereby be permitted to engage in a much broader range of financial activities. See "Recent Legislation" below.

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

         Transactions between the Corporation, the Bank and any future subsidiaries of the Corporation are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Additionally, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit, sale or lease of property, or furnishing of services. See also "Inter-Corporate Borrowings" below for a discussion of additional restrictions.

         Capital Standards.

         The FRB, FDIC and other federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are reported as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans. On March 2, 1999, the four federal banking agencies published in the Federal Register uniform final rules that amended the leverage capital standards to make them more uniform and streamlined and amended the risk-based standards applicable to three types of assets. The new standards became effective on April 1, 1999.

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

         If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency. Undercapitalized institutions may be required to submit an acceptable capital restoration plan with a guarantee of performance issued by the holding company. Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. The most important additional measure is that the appropriate federal banking agency is required to either appoint a receiver for the institution within 90 days or obtain the concurrence of the FDIC in another form of action.

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

         As discussed in the "Capital Adequacy" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report to Shareholders and Note 18 to the Corporation's Financial Statements, which are incorporated herein by reference, the consolidated and bank-only capital levels were significantly reduced as a result of the Bank's acquisition of the three Jasper County branches on March 12, 1999. In response, the Corporation borrowed $14,000,000 and contributed $13,000,000 of capital to the Bank in order for the Bank to maintain its well-capitalized status. As of December 31, 1999, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. However, the Corporation was categorized as undercapitalized as of December 31, 1999, as the total capital ratio was 7.99%, slightly below the 8% minimum. Although slightly below the minimum, no corrective regulatory action has been initiated, and management anticipates that the Corporation will return to adequately capitalized status in the first quarter of 2000. The Federal Reserve Bank considers holding company capital adequacy in connection with any application for an activity which requires FRB approval. Further, since the Corporation's capital levels are below the well-capitalized category, the use of expedited FRB procedures in any application activity which requires FRB approval would not be available to the Corporation until it once again becomes well capitalized. See Items 7 and 8 below.

         Safety and Soundness Standards.

         FDICIA also implemented certain specific restrictions on transactions and required the regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation, and asset growth. Among other things, for undercapitalized institutions FDICIA limits the interest rates paid on deposits, the use of brokered deposits and the aggregate extension of credit by a depository institution to an executive officer, director, principal stockholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts.

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

         Community Reinvestment Act.

         A comprehensive revision of the regulations implementing the Community Reinvestment Act ("CRA"), enacted in 1977 to promote lending by financial institutions to individuals and businesses located in low and moderate income areas, became effective on July 1, 1995. The revised CRA regulations emphasize an assessment of actual performance rather than of the procedures followed by a bank, to evaluate compliance with the CRA. Overall CRA compliance continues to be rated across a four-point scale from "outstanding" to "substantial noncompliance," and continues to be a factor in review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in "substantial noncompliance" with the revised CRA regulations may be subject to enforcement proceedings. Different evaluation methods are used depending on the asset size of the bank.

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

         The Bank is evaluated under the "lending, investment and service" test method. The Bank's most recent CRA exam was conducted by the FDIC on November 1, 1999. The Bank was given the CRA rating of "outstanding."

         Inter-Corporate Borrowings.

         Bank holding companies also are restricted as to the extent to which they and their subsidiaries may borrow or otherwise obtain credit from one another or engage in certain other transactions. The "covered transactions" that an insured depository institution and its subsidiaries are permitted to engage in with their nondepository affiliates are limited to the following amounts: (1) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and the surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. In addition, extensions of credit that constitute covered transactions must be collateralized in prescribed amounts.

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

         Recent Legislation.

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (previously known as the Financial Services Modernization Act of 1999). The Gramm-Leach-Bliley Act permits bank holding companies to qualify as "financial holding companies" that may engage in a broad range of financial activities, including underwriting, dealing in and making a market in securities; insurance underwriting and agency activities; and merchant banking. The FRB is authorized to expand the list of permissible activities. The Gramm-Leach-Bliley Act also authorizes banks to engage through financial subsidiaries in nearly all of the activities permitted for financial holding companies.

         The Gramm-Leach-Bliley Act also imposes significant new financial privacy obligations and reporting requirements on banks as well as on other financial institutions. Among other things, financial institutions are required to (a) establish privacy policies and disclose them to customers both at the time of establishing the customer relationship and on an annual basis, and (b) permit customers to opt out of the financial institution's disclosure of customer nonpublic personal information to third parties that are not affiliated with the financial institution. The federal financial regulators are required to promulgate regulations implementing these provisions by May 12, 2000, and the statute's privacy requirements will become effective on November 12, 2000. It is not possible to predict the impact this new legislation will have on the Corporation and the Bank.

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

ITEM 2.  Properties.

         The Corporation, through the Bank, currently operates from its main office in downtown Lafayette and from 17 additional locations in Tippecanoe, White and Jasper Counties in Indiana. Effective March 29, 1999, the Bank closed its branch location in Chalmers, Indiana. Information about the Bank's locations is set forth in the table below:

======================================== ======================================== ==================================
                                                                                             ADDITIONAL
                                                                                               BANKING
                                                        LOCATION/                             FUNCTIONS
            NAME OF OFFICE                             TELEPHONE NO.                           OFFERED
            --------------                             -------------                           -------
---------------------------------------- ---------------------------------------- ----------------------------------
Downtown Main Office                     133 North 4th Street                     oTrust Department
                                         Lafayette, Indiana                       oMortgage Loan Department
                                         (765) 423-7100                           oCommercial Loan
                                                                                     Department

---------------------------------------- ---------------------------------------- ----------------------------------
Downtown Motor Bank                      401 North 4th Street                     o24-Hour MAC Automatic
---------------------------------------- ---------------------------------------- ----------------------------------
Elston Branch                            2862 U.S. 231 South                      o24-Hour MAC Automatic
---------------------------------------- ---------------------------------------- ----------------------------------
Lafayette Square                         2504 Teal Road                           o24-Hour MAC Automatic
---------------------------------------- ---------------------------------------- ----------------------------------
Market Square Branch                     2200 Elmwood Avenue                      oInstallment Loan Department
                                         Lafayette, Indiana                       o24-Hour MAC Automatic
                                         (765) 423-7163                             Teller Machine
---------------------------------------- ---------------------------------------- ----------------------------------
Tippecanoe Court                         Pay Less Super Market                    o24-Hour MAC Automatic
Branch                                   2513 Maple Point Drive                      Teller Machine
                                         Lafayette, Indiana
                                         (765) 423-3821
---------------------------------------- ---------------------------------------- ----------------------------------
West Lafayette Branch                    2329 North Salisbury Street              o24-Hour MAC  Automatic
---------------------------------------- ---------------------------------------- ----------------------------------
26 East Branch                           3901 S.R. 26 East                        oInvestment Center
                                         Lafayette, Indiana                       oInsurance Department
                                         (765) 423-7167                           o24-Hour MAC Automatic
                                                                                    Teller  Machine
---------------------------------------- ---------------------------------------- ----------------------------------
Elmwood Avenue                           Pay Less Super Market                    o24-Hour MAC Automatic
  Branch                                 1904 Elmwood Avenue                        Teller Machine
                                         Lafayette, Indiana
                                         (765) 423-3831
---------------------------------------- ---------------------------------------- ----------------------------------
Valley Lakes Branch                      1803 East 350 South                      o24-Hour MAC Automatic
                                         Lafayette, Indiana                         Teller Machine
                                         (765) 423-3841
---------------------------------------- ---------------------------------------- ----------------------------------
Brookston Branch                         S.R. 18 West and HWY 43                  o24-Hour MAC Automatic
                                         Brookston, Indiana                         Teller Machine
                                         (765) 563-6400
---------------------------------------- ---------------------------------------- ----------------------------------
Monticello Branch                        116 East Washington St.                  o24-Hour MAC Automatic
                                         Monticello, Indiana                        Teller Machine
                                         (219) 583-4666
---------------------------------------- ---------------------------------------- ----------------------------------
Broadway Street Branch                   Super Wal-Mart Supercenter               o24-Hour MAC Automatic
                                         1088 West Broadway Street                  Teller Machine
                                         Monticello, Indiana
                                         (219) 583-3078
---------------------------------------- ---------------------------------------- ----------------------------------
Reynolds Branch                          U.S. 24 West                             o24-Hour MAC Automatic
                                         Reynolds, Indiana                          Teller Machine
                                         (219) 984-5471
---------------------------------------- ---------------------------------------- ----------------------------------
DeMotte Branch                           437 North Halleck                        o24-Hour MAC Automatic
                                         DeMotte, Indiana 46310                     Teller Machine
                                         (219) 987-5812
---------------------------------------- ---------------------------------------- ----------------------------------
Remington Branch                         101 East Division Street                 o24-Hour MAC Automatic
---------------------------------------- ---------------------------------------- ----------------------------------
Rensselaer Branch                        200 West Washington Street               o24-Hour MAC Automatic
---------------------------------------- ---------------------------------------- ----------------------------------
Rensselaer Motor Bank                    200 North Van Rensselaer
                                         Rensselaer, Indiana 47978
                                         (219) 866-1455
======================================== ======================================== ==================================

         The Bank owns its main office and all its branch offices, except the Market Square, Tippecanoe Court Pay Less, Elmwood Pay Less, Valley Lakes and Wal-Mart Supercenter branches, all of which are leased. The West Lafayette and 26 East branch facilities are owned by the Bank; however, both are subject to land leases. The main office facility, which is used predominantly by the Corporation and the Bank, contains approximately 63,000 square feet. The remaining space is leased to various unrelated business operations. The other branches range in size from nearly 12,225 square feet down to approximately 450 square feet. The Bank's Data Center is located at 320 North Street in Lafayette, Indiana, and houses the Bank's data processing operations in addition to the proof and checking departments.

ITEM 3.  Legal Proceedings.

         There are no material pending legal proceedings, other than routine litigation incidental to their business, to which the Corporation or the Bank is a party or of which any of its property is subject.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         There was no matter submitted during the fourth quarter of 1999 to a vote of security holders, by solicitation of proxies or otherwise.

Special Item.   Executive Officers of the Registrant.

Name                                         Age       Offices Held

Joseph A. Bonner                               68      Chairman of the Board of the Corporation and the Bank

Robert J. Weeder                               62      Chief Executive Officer and President of the
                                                       Corporation and the Bank
Robert J. Ralston                              58      Executive Vice President/Senior Operations Officer
                                                       and Secretary/Treasurer of the Bank
Tony S. Albrecht                               36      Senior Vice President and Manager,
                                                       Commercial Loan Department
Lawrence A. Anthrop                            55      Senior Vice President and Senior Trust Officer of the Bank

E. James Brisco                                47      Senior Vice President and Manager,
                                                       Mortgage Loan Department of the Bank
Daniel J. Gick                                 42      Senior Vice President and Manager, Retail Banking

Hal D. Job                                     56      Regional President, Jasper County Market

Michelle D. Turnpaugh                          34      Secretary/Treasurer of the Corporation and Assistant
                                                       Secretary of the Bank
Marvin S. Veatch                               35      Vice President and Controller of the Bank

Charles E. Wise                                53      Senior Vice President and Branch Manager of the
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

     Mr. Albrecht became Senior Vice President and Manager of Commercial Loans of the Bank in April 1999, prior to which time he had served as Vice President of the Bank. Prior to his employment by the Bank in August 1998, he was employed by Bank One, Indiana as Vice President of Commercial Lending.

     Mr. Brisco became Senior Vice President of the Bank in December, 1996, prior to which time he had served as Vice President of the Bank. Prior to his employment by the Bank in April, 1995, he was employed by Huntington Bank of Indiana as Vice President, Secondary Market Operations.

     Mr. Job became Regional President of the Jasper County Market in March 1999 resulting from the Jasper County branch acquisition in March 1999. Prior to his employment by the Bank in March 1999, he was employed by Bank One, Indiana as Market President, Rensselaer.

     Mr. Gick became Senior Vice President and Manager of Retail Banking in November 1999, prior to which time he had served as Regional Senior Vice President resulting from the Jasper County branch acquisition in March 1999. Prior to his employment by the Bank in March 1999, he was employed by Bank One, Indiana as Senior Vice President, Rensselaer Market.

     Mr. Ralston became Executive Vice President of the Bank in December, 1996, and was appointed Secretary/Treasurer of the Bank in September, 1996.

     Ms. Turnpaugh was appointed Secretary/Treasurer of the Corporation in September, 1996.

     Mr. Wise became Senior Vice President of the Bank in December, 1996.

                                     PART II

         The information in Part II of this report is incorporated by reference to the indicated sections of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999.

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

                                                         Annual Report to
                                                           Shareholders
                                                              Page

           (a)       Market                                    37
           (b)       Holders                                   37
           (c)       Dividends                                 37


ITEM 6.  Selected Financial Data.

                                                         Annual Report to
                                                           Shareholders
                                                               Page

          Selected Financial Data                              11

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                        Annual Report to
                                                          Shareholders
                                                              Pages

           Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations                          10-23


ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

                                                        Annual Report to
                                                          Shareholders
                                                              Page

                  Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations -
                  Quantitative and Qualitative
                  Disclosures About Market Risk                20

ITEM 8.  Financial Statements and Supplementary Data.

                                                        Annual Report to
                                                          Shareholders
                                                              Pages

           Financial Statements and
           Supplementary Data                                24-36

ITEM 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

              Not applicable.


                                    PART III

         Except as set forth below in "Directors and Executive Officers of the Corporation," the information for Items 10 through 13 of this Report is incorporated herein by reference from the Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 10, 2000, which was filed with the Commission pursuant to Regulation 14A on March 6, 2000.

ITEM 10. Directors and Executive Officers of the Corporation.

         The information required by this item relating to Executive Officers is found under the heading "Special Item. Executive Officers of the Registrant" in
Part I of this Report and the information required by this item relating to Directors is included under the caption "Election of Director" in the Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 10, 2000, which has been filed with the Commission and is incorporated herein by reference in this Form 10-K.

ITEM 11. Executive Compensation.

         The information required by this item is included under the caption "Executive Compensation" in the Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 10, 2000, which has been filed with the Commission and is incorporated by reference in this Form 10-K.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is included under the caption "Election of Director" in the Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 10, 2000, which has been filed with the Commission and is incorporated by reference in this Form 10-K.

ITEM 13. Certain Business Relationships and Related Transactions.

         The information required by this item is included under the caption "Certain Business Relationships and Transactions" in the Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 10, 2000, which has been filed with the Commission and is incorporated by reference in this Form 10-K.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         The documents listed below are either filed as a part of this Report or incorporated by reference from the Annual Report to Shareholders or the Corporation's Registration Statement as indicated.

         (a)1.  Financial Statements.

                                                           Annual Report to
                                                             Shareholders
                                                                 Page

         Report of Independent Auditors                           24

         Consolidated Balance Sheets as of
           December 31, 1999 and 1998                             25

         Consolidated Statements of Income for
           the years ended December 31, 1999,
           1998 and 1997                                          26

         Consolidated Statements of Changes
           in Shareholders' Equity for the years
           ended December 31, 1999, 1998 and 1997                 27

         Consolidated Statements of Cash Flows
           for the years ended December 31,
           1999, 1998 and 1997                                    28

         Notes to Consolidated Financial
           Statements                                           29-36

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

         (b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Dated: March 21 , 2000              LAFAYETTE BANCORPORATION

                                    By:/s/ Robert J. Weeder
                                       Robert J. Weeder, President


         In accordance with the Exchange Act, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 21 , 2000              /s/ Robert J. Weeder
                                    Robert J. Weeder, President (Principal
                                    Executive Officer) and Director

Dated: March 21 , 2000              /s/ Marvin S. Veatch
                                    Marvin S. Veatch, Vice President and
                                    Controller (Principal Accounting Officer
                                    and Principal Financial Officer)


Dated: March 21 , 2000              /s/ Richard A. Boehning
                                    Richard A. Boehning, Director

Dated: March 21 , 2000              /s/ Joseph A. Bonner
                                    Joseph A. Bonner, Director

Dated: March ____ , 2000            ______________________________________
                                    Wilbur L. Hancock, Director

Dated: March 21 , 2000              /s/ Roy D. Meeks
                                    Roy D. Meeks, Director

                                  EXHIBIT INDEX

Exhibit                                                                    Page
Number     Description                                                    Number

3.1 Restated Articles of Incorporation of the Corporation are incorporated by reference to Exhibit 3.1 to Registrant's Form 10, which became effective on June 30, 1997.

3.2 Bylaws of the Corporation, as amended, are incorporated by reference to Exhibit 3.2 to the Registrant's Form 10, which became effective June 30,
        1997.

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

10.3*   Lafayette Bank and Trust Company Directors Deferred
        Compensation Plan and Form of Agreement(1987) are incorporated by reference to Exhibit 10.3 of Registrant's Form 10, which became effective on June 30, 1997.

10.4*   Lafayette Bank and Trust Company Directors Deferred
        Compensation Form of Agreement (1994) is incorporated by reference to Exhibit 10.4 of Registrant's Form 10, which became effective on June 30, 1997.

10.5*   Lafayette Bancorporation 1998 Nonqualified Stock Option
        Plan is incorporated by reference to Exhibit 10.5 of the Registrant's Form 10-K for the year ended December 31,
        1998.

10.6*   Lafayette Bancorporation Director Emeritus Supplemental
        Retirement Benefits Plan is incorporated by reference to
        Exhibit 10.6 of the Registrant's Form 10-K filed for the year ended December 31, 1998.

13 Registrant's 1999 Annual Report to Shareholders (includes only portions incorporated by reference).

21      Subsidiaries of Registrant.

23      Consent of Independent Auditors

27      Financial Data Schedule.

* Indicates Exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as Exhibits to this Form 10-K.