Form 10-K/A
period 1999-12-31
LAFAYETTE BANCORPORATION
filed 2000-03-23
CIK 1035373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                    FORM 10-K/A


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

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Dated: March 23 , 2000              LAFAYETTE BANCORPORATION

                                    By:/s/ Marvin S. Veatch
                                    Marvin S. Veatch, Vice President and
                                    Controller (Principal Accounting Officer
                                    and Principal Financial Officer)

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