Form 10-Q
period 2000-03-31
LAFAYETTE BANCORPORATION
filed 2000-05-12
CIK 1035373

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

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

Class                                               Outstanding at May 12, 2000
Common Stock, without par value                          3,590,691 shares

                            LAFAYETTE BANCORPORATION

                                      INDEX

PART I.             FINANCIAL INFORMATION

Item 1.

       Consolidated Balance Sheets  --  March 31, 2000 and December 31, 1999

       Consolidated Statements of Income and
         Comprehensive Income --  Three Months Ended March 31, 2000 and 1999

       Consolidated Statements of Cash Flows  --  Three Months Ended March 31,
         2000 and 1999

       Notes to Consolidated Financial Statements  --  March 31, 2000


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

       b)     Reports on Form 8-K



SIGNATURES

ITEM 1.

                            LAFAYETTE BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                (Dollar amounts in thousands, except share data)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                 March 31,          December 31,
                                                                                   2000                 1999
                                                                                   ----                 ----
ASSETS

Cash and due from banks                                                       $       24,277      $      28,370
Federal funds sold                                                                     2,200              2,200
                                                                              --------------      -------------
    Total cash and cash equivalents                                                   26,477             30,570

Securities available-for-sale (at market)                                             80,164             79,722
Securities held-to-maturity (market value $4,487
  and $4,709)                                                                          4,484              4,712
Loans held for sale                                                                    4,352              3,174
Loans                                                                                503,486            489,070
    Less:  Allowance for loan losses                                                  (4,860)            (4,618)
                                                                              --------------      -------------
       Loans, net                                                                    498,626            484,452
Federal Home Loan Bank stock (at cost)                                                 1,897              1,897
Premises, furniture and equipment, net                                                10,694             10,583
Intangible assets                                                                     13,562             13,747
Accrued interest receivable and other assets                                          15,400             16,292
                                                                              --------------      -------------
          Total assets                                                        $      655,656      $     645,149
                                                                              ==============      =============


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

    Noninterest-bearing deposits                                              $       60,348      $      63,206
    Interest-bearing demand and savings deposits                                     239,614            229,302
    Interest-bearing time deposits                                                   241,155            229,739
                                                                              --------------      -------------
       Total deposits                                                                541,117            522,247
    Short-term borrowings                                                             27,246             27,273
    FHLB advances                                                                     20,659             30,027
    Note payable                                                                      12,600             12,950
    Accrued interest payable and other liabilities                                     6,761              6,867
                                                                              --------------      -------------
       Total liabilities                                                             608,383            599,364


Shareholders' equity

    Common stock, no par value:  5,000,000 shares authorized;
    3,590,691 and 3,586,140 shares issued and outstanding                              3,591              3,586
    Additional paid-in capital                                                        32,948             32,886
    Retained earnings                                                                 12,709             11,269
    Unrealized gain / (loss) on securities available-for-sale,
     net of tax (($1,296) and ($1,283))                                               (1,975)            (1,956)
                                                                              --------------      --------------
       Total shareholders' equity                                                     47,273             45,785
                                                                              --------------      -------------

          Total liabilities and shareholders' equity                          $      655,656      $     645,149
                                                                              ==============      =============

          See accompanying notes to consoldiated financial statements.

                            LAFAYETTE BANCORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      For the three months ended March 31,
                        2000 and 1999 (Dollar amounts in
                        thousands, except per share data)

                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                   2000                1999
                                                                                   ----                ----
Interest income
    Loans                                                                     $       10,744      $       8,130
Taxable Securities                                                                       860                890
    Tax exempt securities                                                                412                361
    Other                                                                                107                102
                                                                              --------------      -------------
       Total interest income                                                          12,123              9,483

Interest expense
    Deposits                                                                           5,114              3,901
    Short-term borrowings                                                                339                275
    Other borrowings                                                                     586                396
                                                                              --------------      -------------
       Total interest expense                                                          6,039              4,572
                                                                              --------------      -------------
Net interest income                                                                    6,084              4,911

Provision for loan losses                                                                300                180
                                                                              --------------      -------------
Net interest income after provision for loan losses                                    5,784              4,731
Noninterest income
    Income from fiduciary activities                                                     316                253
    Service charges on deposit accounts                                                  405                307
    Net realized gain on securities                                                        -                  -
    Net gain on loan sales                                                               112                308
    Other service charges and fees                                                       253                182
    Other operating income                                                               166                150
                                                                              --------------      -------------
       Total noninterest income                                                        1,252              1,200
                                                                              --------------      -------------
Noninterest expense
    Salaries and employee benefits                                                     2,318              2,166
    Occupancy expenses, net                                                              281                243
    Equipment expenses                                                                   389                286
    Intangible amortization                                                              185                 55
    Other operating expenses                                                           1,130                911
                                                                              --------------      -------------
       Total noninterest expense                                                       4,303              3,661
                                                                              --------------      -------------
Income before income taxes                                                             2,733              2,270

Income taxes                                                                             935                751
                                                                              --------------      -------------
Net income                                                                             1,798              1,519
                                                                              --------------      -------------
Other comprehensive income, net of tax:
    Change in unrealized gains / (losses) on securities                                  (19)               (82)
                                                                              ---------------     --------------
Comprehensive income                                                          $        1,779      $       1,437
                                                                              ==============      =============

Basic earnings per share                                                      $         .50       $         .42
                                                                              ==============      =============
Diluted earnings per share                                                    $         .49       $         .41
                                                                              ==============      =============
Dividend per share                                                            $         .10       $         .09
                                                                              ==============      =============

          See accompanying notes to consolidated financial statements.

                            LAFAYETTE BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2000 and 1999
                          (Dollar amounts in thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                           2000            1999
                                                                           ----            ----
Cash flows from operating activities

    Net income                                                         $     1,798    $     1,519
    Adjustments to reconcile net income to net cash
      from operating activities
       Depreciation                                                            305            194
       Net amortization                                                        182            104
       Provision for loan losses                                               300            180
       Net realized gain on securities                                           -              -
       Net realized (gain) loss on sale of :
          Other real estate                                                      -              -
       Change in assets and liabilities:
          Loans originated for sale                                        (11,081)       (22,085)
          Loans sold                                                         9,903         23,791
          Accrued interest receivable and other assets                         904         (1,011)
          Accrued interest payable and other liabilities                      (106)         1,397
                                                                       ------------   -----------
              Net cash from operating activities                             2,205          4,089

Cash flows from investing activities
    Change in interest-bearing balances with other
      financial institutions                                                    -              (8)
    Purchase of securities available-for-sale                               (1,630)       (24,883)
    Proceeds from sales of securities available-for-sale                         -              -
    Proceeds from maturities of securities available-for-sale                1,160          5,927
    Purchase of securities held-to-maturity                                      -         (2,000)
    Proceeds from maturities of securities held-to-maturity                    228             19
    Loans made to customers, net of payments collected                     (14,474)       (14,765)
    Property and equipment expenditures                                       (416)          (735)
                                                                       ------------   ------------
              Net cash from investing activities                           (15,132)       (36,445)

Cash flows from financing activities
    Net change in deposit accounts                                          18,870        (11,225)
    Cash received in branch acquisition for liabilities assumed, net
       of assets acquired                                                        -         45,266
    Net change in short-term borrowings                                        (27)         3,235
    Proceeds from FHLB advances                                                  -              -
    Payments on FHLB advances                                               (9,368)          (388)
    Proceeds from note payable                                                   -         14,000
    Payments on note payable                                                  (350)             -
    Common stock issued                                                         67            122
    Dividends paid                                                            (358)          (334)
                                                                       ------------   ------------
              Net cash from financing activities                             8,834         50,676

Net change in cash and cash equivalents                                     (4,093)        18,320

Cash and cash equivalents at beginning of period                            30,570         18,768
                                                                       -----------    -----------
Cash and cash equivalents at end of period                             $    26,477    $    37,088
                                                                       ===========    ===========

Supplemental disclosures of cash flow information
  Cash paid during the period for:
       Interest                                                        $     5,938    $     3,841
       Income taxes                                                            570            150
Non-cash investing activity
     Loans transferred to other real estate                            $      -       $       181


          See accompanying note to consolidated financial statements.

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The significant accounting policies followed by Lafayette Bancorporation (the "Corporation") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The consolidated interim financial statements have been prepared in accordance with Generally Accepted Accounting Principles and in accordance with instructions to Form 10-Q and may not include all information and footnotes normally disclosed for full annual financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature. Certain prior period information has been reclassified to correspond with the 2000 presentation.

NOTE 2 - PER SHARE DATA

The following illustrates the computation of basic and diluted earnings per share, and includes the weighted average number of shares used in calculating earnings and dividends per share amounts for the periods presented. The weighted average number of shares has been retroactively restated for stock dividends and splits.

                                                             March 31,           March 31,
                                                               2000                1999
                                                               ----                ----
Basic earnings per share

 Net income                                                $       1,798      $        1,519
Weighted average shares outstanding                            3,586,259           3,585,425
                                                           -------------      --------------

    Basic earnings per share                               $        .50       $          .42
                                                           =============      ==============
Diluted earnings per share
 Net income                                                $       1,798      $        1,519

Weighted average shares outstanding                            3,586,259           3,585,425
Diluted effect of assumed shares
  exercised of Stock Options                                      52,770              93,427
                                                           -------------      --------------
    Diluted average shares outstanding                         3,639,029           3,678,852
                                                           --------------     --------------

    Diluted earnings per share                             $         .49      $          .41
                                                           ==============     ==============

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 3 - SECURITIES

The amortized cost and estimated fair values of securities are as follows at March 31, 2000:

                                                         Amortized                      Estimated
                                                           Cost                        Fair Value

Securities Available-for-Sale
U.S. Government and its agencies                       $     5,203                    $     5,005
Obligations of states and political subdivisions            30,398                         29,255
Corporate obligations                                        2,000                          1,947
Mortgage-backed and other asset-backed securities           43,264                         41,561
Other securities                                             2,566                          2,396
                                                       -----------                    -----------
                                                       $    83,431                    $    80,164
                                                       ===========                    ===========

Securities Held-to-Maturity

Obligations of states and political subdivisions       $     4,484                    $     4,487
                                                       ===========                    ===========

The amortized cost and estimated fair values of securities are as follows at December 31, 1999:

                                                         Amortized                      Estimated
                                                           Cost                        Fair Value

Securities Available-for-Sale

U.S. Government and its agencies                       $     5,207                    $     5,005
Obligations of states and political subdivisions            28,785                         27,268
Corporate obligations                                        2,000                          1,973
Mortgage-backed and other asset-backed securities           44,402                         42,888
Other securities                                             2,567                          2,588
                                                       -----------                    -----------
                                                       $    82,961                    $    79,722
                                                       ===========                    ===========

Securities Held-to-Maturity

Obligations of states and political subdivisions       $     4,712                    $     4,709
                                                       ===========                    ===========

NOTE 4 - LOANS

Loans are comprised of the following:

                                                                                 March 31,           December 31,
                                                                                   2000                  1999
                                                                                   ----                  ----
         Commercial and agricultural loans                                   $        201,472    $       192,760
         Real estate construction loans                                                49,455             47,375
         Residential real estate loans                                                200,974            197,181
         Installment loans to individuals                                              51,585             51,754
                                                                             ----------------    ---------------

             Total loans                                                     $        503,486    $       489,070
                                                                             ================    ===============

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------


NOTE 5 - ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses is as follows:

                                                               2000                1999
                                                               ----                ----

    Balance, January 1                                     $       4,618      $        4,241
    Provision charged to operations                                  300                 180
    Loans charged-off                                                (89)               (211)
    Recoveries on loans previously charged-off                        31                  17
                                                           -------------      --------------

    Balance, March 31                                      $       4,860      $        4,227
                                                           =============      ==============



NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings are comprised of the following:

                                                                                 March 31,         December 31,
                                                                                   2000                1999
                                                                                   ----                ----

         Repurchase agreements                                               $         25,767    $        24,645
         Treasury tax and loan open-end note                                            1,479              2,628
                                                                             ----------------    ---------------

             Total short-term borrowings                                     $         27,246    $        27,273
                                                                             ================    ===============



NOTE 7 - SEGMENT INFORMATION

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

The Corporation's three reportable segments are determined by the products and services offered. Interest on loans, investments and deposits comprise the primary revenues and expenses of the banking operation, net gains on loans sold account for the revenues in the mortgage banking segment, and trust administration fees provide the primary revenues in the trust department.

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------


NOTE 7 - SEGMENT INFORMATION (Continued)

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

Quarter ended March 31:

2000                                                                Mortgage                               Total
                                                  Banking            Banking            Trust            Segments

     Net interest income                    $         6,271    $           33     $            -    $         6,304
     Net gain on loan sales                               -               112                  -                112
     Other revenue                                      818                 6                316              1,140
     Noncash items:
         Depreciation                                   281                12                 12                305
         Provision for loan loss                        300                 -                  -                300
     Segment profit                                   2,947                40                137              3,124
     Segment assets                                 650,412             4,492                190            655,094


1999                                                                Mortgage                               Total
                                                  Banking            Banking            Trust            Segments

     Net interest income                    $         4,882    $           61     $            -    $         4,943
     Net gain on loan sales                               -               308                  -                308
     Other revenue                                      617                22                253                892
     Noncash items:
         Depreciation                                   181                 7                  6                194
         Provision for loan loss                        180                 -                  -                180
     Segment profit                                   2,109               213                 87              2,409
     Segment assets                                 599,852             8,514                166            608,532

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 7 - SEGMENT INFORMATION (Continued)

Significant segment totals are reconciled to the financial statements as follows:

                                              Reportable                          Consolidated
2000                                           Segments             Other            Totals
----                                           --------             -----            ------

     Net interest income (expense)          $         6,304    $         (220)    $        6,084
     Provision for loan loss                            300                 -                300
     Net gain on loan sales                             112                 -                112
     Other revenue                                    1,140                 -              1,140
     Profit                                           3,124            (1,326)             1,798
     Assets                                         655,094               562            655,656



                                              Reportable                          Consolidated
1999                                           Segments             Other            Totals
----                                           --------             -----            ------

     Net interest income                    $         4,943    $          (32)    $        4,911
     Provision for loan loss                            180                 -                180
     Net gain on loan sales                             308                 -                308
     Other revenue                                      892                 -                892
     Profit                                           2,409              (890)             1,519
     Assets                                         608,532               696            609,228



Amounts included in the "other" column are as follows:

                                                      2000               1999
                                                      ----               ----

Income:
     Holding company net interest
       income (expense)                        $       (220)        $      (32)

Profit:
     Holding company net interest
       income (expense)                                (220)               (32)

     Holding company expenses                          (171)              (107)
     Income tax expense                                (935)              (751)

Assets:
     Holding company assets                             562                696

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

RESULTS OF OPERATIONS

Mergers and Acquisitions

On March 12, 1999, the Bank purchased three Bank One, Indiana, branches in Jasper County, Indiana, located in the towns of DeMotte, Remington, and Rensselaer.

The fair value of assets acquired was $71,749, which consisted primarily of commercial loans, the physical facilities, goodwill, and core deposit intangibles. The fair value of liabilities assumed was $117,015, which consisted primarily of customer deposits. Since the Bank acquired more liabilities than assets in the transaction, the Bank received $45,266 of cash as of the settlement date.

From a year-to-year comparative standpoint, this transaction had a significant effect on the Corporation's results of operations, as the Corporation had use of the earning assets and interest-bearing liabilities acquired during the entire three months of 2000, and only approximately one-half month during the first three months of 1999.

Net Income

The Corporation earned $1,798, or $.50 per share for the first quarter of 2000 compared to $1,519, or $.42 per share for the first quarter of 1999. The $279, or 18.4% increase in net income was attributable primarily to higher net interest income due, in large part, from the increase in earning assets and liabilities obtained in the branch acquisition. Gross earnings from the Corporation's trust department, along with higher service charges and ATM fees recorded were contributing factors in enhancing earnings. The increase in 2000 profits was partially offset by lower realized gains on the sale of mortgage loans, in addition to higher salaries and benefits expense and other operational expenses incurred in connection with the purchase of the three Jasper County branches.

Return on average assets (ROA) was 1.11% and 1.16% for the periods ending March 31, 2000 and 1999, while return on average equity (ROE) was 15.48% and 13.99% for the periods ending March 31, 2000 and 1999, respectively. The increase in ROE was primarily the result of the Corporation's decreased capital position after the branch acquisition.

Net Interest Income

Net interest income is the most significant component of the Corporation's earnings. Net interest income is the difference between interest and fees realized on earning assets, primarily loans and securities, and interest paid on deposits and other borrowed funds. The net interest margin is this difference expressed as a percentage of average earning assets. Net interest income is determined by several factors, including the volume of earning assets and liabilities, the mix of earning assets and liabilities, and interest rates. Net interest income for the first quarter of 2000 was $1,173, or 23.9% higher than that same three month period ending March 31, 1999 and was fueled predominately by the continued growth of the Corporation's loan portfolio.

Total interest income increased $2,640, or 27.8% to $12,123 for the first quarter of 2000. The deployment of excess funds obtained in the Jasper County branch acquisition into the loan portfolio during the second and third quarter of 1999, in addition to the loan growth experienced in the first quarter of 2000 resulted in the increased revenue posted. From March 1999 to March 2000, average loan balances increased $67,406, or 15.6%.

For the first quarter of 2000, total interest expense increased $1,467, or 32.1% compared to the same 1999 time period. Approximately $200, or 13.6% of the $1,467 increase is attributable to the interest expense on the note payable the Corporation obtained in connection with the acquisition of the Jasper County branches. While there was an outstanding balance on that note for the entire first quarter of 2000, there was an outstanding balance for only approximately two weeks during 1999. The remaining increase in total interest expense was a result of the higher interest rate environment combined with the increase in the Corporation's total interest-bearing liabilities.

The following table summarizes the Corporation's net interest income (on a tax-equivalent basis) for each of the periods presented. A marginal federal income tax rate of 34% for each period was used.

                                      Three Months                         Change from
                                     Ended March 31,                      Prior Period

                                   2000             1999             Amount        Percent
                                   ----             ----             ------        -------

Interest income                  $12,337            $9,674           $2,663          27.5%

Interest expense                   6,039             4,572            1,467          32.1%
                                   -----             -----            -----
     Net interest income          $6,298            $5,102           $1,196          23.4%
                                  ======            ======           ======

The net interest margin, on a tax equivalent basis for the three months ending March 31, 2000 and 1999 was 4.29% and 4.23%, respectively.


Provision for Loan Losses and Asset Quality

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount believed by management to be sufficient to absorb losses inherent in the credit portfolio. Management conducts, on a quarterly basis, a detailed evaluation of the adequacy of the allowance.

Loans with a fair value of $56,398 were acquired in the Bank One, Indiana branch acquisition. The fair value of loans acquired was net of a fair value adjustment for credit risk of $563. This credit risk valuation account will be used to absorb future charge-off's recorded on the acquired loans.

The consolidated provision for loan losses was $300 and $180 for the three months ending March 31, 2000 and 1999, respectively. The increase in the provision was a result of the Corporation's loan growth. The allowance for loan losses was $4,860 and $4,618 at March 31, 2000 and December 31, 1999, respectively. Adding the established credit valuation account with the allowance for loan losses, the allowance as a percentage of loans was 1.08% and 1.06% at March 31, 2000 and December 31, 1999, respectively. During the first quarter of 2000 net charge-offs decreased to $58, compared to $194 during the same time period one year earlier. The 70.1% change in net charge-off amounts is primarily associated with decreases in commercial and mortgage loan portfolio charge-offs.

Nonperforming loans include nonaccrual loans, restructured loans, and loans delinquent 90 days or more. Loans are classified as nonaccrual when management believes that collection of interest is doubtful, typically when payments are past due 90 days, unless the loans are well secured and in the process of collection.

The following table indicated the composition of nonperforming loans:

                                                                                 March 31,         December 31,
                                                                                   2000                1999
                                                                                   ----                ----

         Loans past due 90 days or more                                      $            524    $           584
         Nonaccrual loans                                                                 754                622
         Restructured loans                                                                98                114
                                                                             ----------------    ---------------

             Total nonperforming loans                                       $          1,376    $         1,320
                                                                             ================    ===============


Management believes overall asset quality has not declined despite a slight increase in the nonperforming loan totals. While loans past due 90 days or more and restructured loan totals have declined slightly since year-end, nonaccrual loan totals have increased $132, or 21.2%. A total of eight new credits have been added to the nonaccrual list during the first quarter of 2000, while only one borrower has been removed from that category. At March 31, 2000, total nonperforming loans as a percentage of assets was .21% -- the lowest in over three and one-half years.

Noninterest Income and Expense

Noninterest income increased $52, or 4.3% for the first three months of 2000, compared to the same 1999 time period. Income from fiduciary activities increased 24.9% to $316 for the quarter ending March 31, 2000. An increase in the number of large-dollar accounts, along with an increase in the base fee structure attributed to the higher fees recorded.

Service charges on deposit accounts were 31.9% higher for the first three months of 2000 compared to the same 1999 time period. The larger deposit base as a result of the branch acquisition led to increases in service charges, NSF and early certificate of deposit withdrawal fees during the first quarter of 2000.

Net gain on loans originated and sold in the secondary mortgage market decreased 63.6% to $112 for the first quarter of 2000 compared to $308 for the first quarter of 1999. The higher interest rate environment led to a decrease of $13,888, or 58.4% in loan sales for the first quarter of 2000 compared to the first quarter of 1999.

Other service charges and fees increased 39.0% to $253 during the first quarter of 2000 compared to the $182 posted in 1999. Approximately 62% of this increase is attributed to foreign ATM fees recorded based on higher transaction volumes, with the remaining increase due to higher volume for other services provided, such as wire transfer and check cashing fees.

Other operating income increased $16, or 10.7% to $166 for the first three months of 2000 compared to the $150 recorded for the first three months of 1999. For customers of the Investment Center, a full service brokerage operation offered through Raymond James Financial Services, Inc., member NASD/SIPC, the pullback in the stock market led to additional investing opportunities during the first quarter which, in turn, led to 84.5% higher revenues posted in the first quarter of 2000. Volume incentive fees generated by the secondary mortgage market department on loan fundings declined 74.8% compared to the prior year as a result of the lower funding amounts, largely offsetting the increase realized in the Investment Center.

Noninterest expense increased $642, or 17.5% to $4,303 for the first quarter of 2000 compared to that same 1999 time period. Salaries and employee benefits, the largest noninterest expense component, increased $152, or 7.0% during the first quarter of 2000. This increase was primarily a result of the employment of the Jasper County branch personnel. The Jasper County branch staff was employed by the Corporation the entire first quarter of 2000, compared to only one-half month in 1999.

Approximately 79% of the total increase in occupancy and equipment expenses related to the increase in depreciation expense recorded. This is a result of not only the items acquired in the branch acquisition, but also the investment the Corporation is making in new technology. A new communication system, along with a wide- area network, teller system and proof imaging system, will enable the Corporation to remain competitive within the market area while also improving overall operational efficiencies.

The $130 increase in intangible amortization is solely attributable to the purchase of the Jasper County branches.

Other operating expenses increased $219, or 24.0% to $1,130 for the first quarter of 2000 compared to the same 1999 time period. The majority of the increase in this category was attributable to the ongoing operational expenses of the branches acquired for items such as office supplies, telephone, advertising, and insurance, in addition to increased fees associated with higher ATM volumes.

Income Taxes

The Corporation's effective tax rate was 34.2% and 33.1% for the periods ending March 31, 2000 and 1999, respectively.

FINANCIAL CONDITION

Total assets were $655,656 at March 31, 2000 compared to $645,149 at December 31, 1999, an increase of $10,507. Loans held for sale and net loans increased $1,178 and $14,174, respectively, while cash and cash equivalents and accrued interest receivable and other assets decreased $4,093 and $892, respectively.

Total deposits increased $18,870 to $541,117 at March 31, 2000 compared to $522,247 at December 31, 1999 and were offset by principal repayments of Federal Home Loan Bank of Indianapolis advances and the quarterly principal repayment of the note payable in the amount of $9,368 and $350, respectively.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under these regulations, a "well-capitalized" institution must achieve a Tier 1 risk-based capital ratio of at least 6.00%, a total capital ratio of at least 10.00%, and a leverage ratio of at least 5.00% and not be under a capital directive order. Failure to meet capital requirements can initiate regulatory action. If an institution is only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions, asset growth, and expansion may be limited, and the institution may be required to submit a capital restoration plan.

At March 31, 2000, management was not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material effect on the Corporation's consolidated liquidity, capital resources or operations

The Corporation's actual consolidated capital amounts are presented in the following table.

                                                                                 March 31,         December 31,
                                                                                   2000                1999
                                                                                   ----                ----
       Tier 1 capital

         Shareholders' equity                                                $         47,273    $        45,785
         Less:  Intangibles                                                           (13,554)           (13,737)
         Add/less:  Unrealized loss/(gain) on securities                                1,975              1,956
                                                                             ----------------    ---------------

             TOTAL TIER 1 CAPITAL                                            $         35,694    $        34,004
                                                                             ================    ===============
       Total capital

         Tier 1 capital                                                      $         35,694    $        34,004
         Allowable allowance for loan losses                                            4,860              4,618
                                                                             ----------------    ---------------

             TOTAL  CAPITAL                                                  $         40,554    $        38,622
                                                                             ================    ===============

       RISK WEIGHTED ASSETS                                                  $        496,589    $       483,307
                                                                             ================    ===============

       AVERAGE ASSETS                                                        $        633,469    $       627,045
                                                                             ================    ===============


The Corporation and Bank's actual capital ratios and minimum required levels are presented in the following table.

                                  Actual ratios as of                       Minimum
                                March 31,      December 31,             Capital Adequacy          Well-Capitalized
                                  2000             1999                    Requirement               Requirement
                                  ----             ----                    -----------               -----------

Tier I Capital
 (to average assets)
    Consolidated                  5.63%              5.42%                    4.00%                     5.00%
    Lafayette Bank and Trust      7.38%              7.22%                    4.00%                     5.00%


Tier I Capital
 (to risk weighted assets)
    Consolidated                  7.19%             7.04%                     4.00%                     6.00%
    Lafayette Bank and Trust      9.34%             9.38%                     4.00%                     6.00%


Total Capital
 (to risk weighted assets)
    Consolidated                   8.17%              7.99%                   8.00%                    10.00%
    Lafayette Bank and Trust     10.32%              10.33%                   8.00%                    10.00%


Management believes the Bank met all the capital requirements as of March 31, 2000 and December 31, 1999, and was well-capitalized under the regulatory framework for prompt corrective action. The Corporation, however, was categorized as undercapitalized as of December 31, 1999 due to the Jasper County branch acquisition, with a total capital ratio of 7.99%, slightly below the 8.00% minimum. The Corporation has returned to adequately capitalized status as of March 31, 2000. Although slightly below the minimum at December 31, 1999, no corrective regulatory action was initiated, and management anticipates maintaining its current adequately capitalized status. The Federal Reserve Bank considers the holding company capital adequacy in connection with any application activity which requires their approval. Further, since the Corporation's capital levels are below the well-capitalized category, the use of expedited Federal Reserve Bank procedures in any application activity which requires their approval will not be available to the Corporation until it once again becomes well-capitalized. Certain statements in this paragraph relating to future capital levels of the Corporation and Bank are forward-looking which may or may not be accurate due to the impossibility of predicting future economic and business events, including the ability of the Corporation to raise additional capital, if needed, as well as other factors that are beyond the control of the Corporation.

Liquidity

The consolidated statement of cash flows illustrates the elements which gave rise to the change in the Corporation's cash and cash equivalents for the three months ended March 31, 2000 and 1999. Including net income of $1,798, the net cash from operating activities for the first three months of 2000 generated $2,205 of available cash. Net cash from investing activities utilized $15,132 of available cash primarily as a result of $14,474 of net loan fundings by the Corporation. Net cash from financing activities generated $8,834 of available cash as a result of an $18,870 increase in deposits, offset by $9,718 in FHLB advance and note payable principal repayments.

Total cash outflows for the three-month period in 2000 exceeded cash inflows by $4,093 resulting in a cash and cash equivalent balance of $26,477 at March 31, 2000.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market risk of the Corporation encompasses exposure to both liquidity and interest rate risk and is reviewed quarterly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2000 from the analysis and disclosures provided in the Corporation's Form 10-K for the year ended December 31, 1999.

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a)   Exhibits

                 27   Financial Data Schedule for March 31, 2000


        (b)   Reports on Form 8-K

                    No Form 8-K was filed with the SEC during the quarter ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 12, 2000                        By /s/ Robert J. Weeder
                                           -------------------------------------
                                           Robert J. Weeder
                                           President and CEO


Date:  May 12, 2000                        By /s/ Marvin S. Veatch
                                           -------------------------------------
                                           Marvin S. Veatch
                                           Vice President and Controller