Form 10-Q
period 2000-06-30
LAFAYETTE BANCORPORATION
filed 2000-08-14
CIK 1035373

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___.

Commission file number 000-22469

                            LAFAYETTE BANCORPORATION
               Exact name of registrant as specified in its charter)

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

Class                                             Outstanding at August 11, 2000
Common Stock, without par value                                 3,593,088 shares

                             LAFAYETTE BANCORPORATION

                                      INDEX

PART I.     FINANCIAL INFORMATION

Item 1.

       Consolidated Balance Sheets  --  June 30, 2000 and December 31, 1999

       Consolidated Statements of Income and
        Comprehensive Income --  Three Months Ended June 30, 2000 and 1999

       Consolidated Statements of Income and
        Comprehensive Income --  Six Months Ended June 30, 2000 and 1999

       Consolidated Statements of Cash Flows  --  Six Months Ended
        June 30, 2000 and 1999

       Notes to Consolidated Financial Statements  --  June 30, 2000


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

       b)     Reports on Form 8-K



SIGNATURES

ITEM 1.

                            LAFAYETTE BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                (Dollar amounts in thousands, except share data)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                    June 30,           December 31,
                                                                                     2000                  1999
                                                                                     ----                  ----
ASSETS

Cash and due from banks                                                       $       24,768      $      28,370
Federal funds sold                                                                    17,300              2,200
                                                                              --------------      -------------
    Total cash and cash equivalents                                                   42,068             30,570

Securities available-for-sale (at market)                                             79,167             79,722
Securities held-to-maturity (market value $4,500
  and $4,709)                                                                          4,484              4,712
Loans held for sale                                                                    5,415              3,174
Loans                                                                                521,732            489,070
    Less:  Allowance for loan losses                                                  (5,045)            (4,618)
                                                                              --------------      -------------
       Loans, net                                                                    516,687            484,452
Federal Home Loan Bank stock (at cost)                                                 2,200              1,897
Premises, furniture and equipment, net                                                11,173             10,583
Intangible assets                                                                     13,377             13,747
Accrued interest receivable and other assets                                          15,720             16,292
                                                                              --------------      -------------

          Total assets                                                        $      690,291      $     645,149
                                                                              ==============      =============


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
    Noninterest-bearing deposits                                              $       67,119      $      63,206
    Interest-bearing demand and savings deposits                                     225,246            229,302
    Interest-bearing time deposits                                                   263,993            229,739
                                                                              --------------      -------------
       Total deposits                                                                556,358            522,247
    Short-term borrowings                                                             35,719             27,273
    FHLB advances                                                                     30,471             30,027
    Note payable                                                                      12,250             12,950
    Accrued interest payable and other liabilities                                     6,649              6,867
                                                                              --------------      -------------
       Total liabilities                                                             641,447            599,364

--------------------------------------------------------------------------------
                            --------------------
            See accompanying notes to consolidated financial statements


Shareholders' equity

    Common stock, no par value:  20,000,000 shares authorized;
    3,592,368 and 3,586,140 shares issued and outstanding                              3,592              3,586
    Additional paid-in capital                                                        32,970             32,886
    Retained earnings                                                                 14,157             11,269
    Unrealized loss on securities available-for-sale,
     net of tax (($1,229) and ($1,283))                                               (1,875)            (1,956)
                                                                              --------------      --------------
       Total shareholders' equity                                                     48,844             45,785
                                                                              --------------      -------------

          Total liabilities and shareholders' equity                          $      690,291      $     645,149
                                                                              ==============      =============



                       LAFAYETTE BANCORPORATION
        CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
          For the three  months  ended June 30, 2000  and  1999
         (Dollar   amounts  in thousands, except per share data)
                             (Unaudited)

-------------------------------------------------------------------------------

                                                                                   2000                1999
                                                                                   ----                ----
Interest income
    Loans                                                                     $       11,496      $       9,647
    Taxable securities                                                                   822              1,040
    Tax exempt securities                                                                414                379
    Other                                                                                146                201
                                                                              --------------      -------------
       Total interest income                                                          12,878             11,267

Interest expense
    Deposits                                                                           5,513              4,505
    Short-term borrowings                                                                486                368
    Other borrowings                                                                     582                579
                                                                              --------------      -------------
       Total interest expense                                                          6,581              5,452
                                                                              --------------      -------------
Net interest income                                                                    6,297              5,815
Provision for loan losses                                                                300                190
                                                                              --------------      -------------
Net interest income after provision for loan losses                                    5,997              5,625

Noninterest income
    Income from fiduciary activities                                                     317                250
    Service charges on deposit accounts                                                  461                408
    Net realized gain on securities                                                        -                 12
    Net gain on loan sales                                                               159                259
    Other service charges and fees                                                       272                248
    Other operating income                                                               425                176
                                                                              --------------      -------------
       Total noninterest income                                                        1,634              1,353

                                                                              --------------      -------------
-------------------------------------------------------------------------------
                       ------------------------
        See accompanying notes to consolidated financial statements.

Noninterest expense
    Salaries and employee benefits                                                     2,712              2,474
    Occupancy expenses, net                                                              301                266
    Equipment expenses                                                                   444                343
    Intangible amortization                                                              185                184
    Other operating expenses                                                           1,203              1,237
                                                                              --------------      -------------
       Total noninterest expense                                                       4,845              4,504
                                                                              --------------      -------------
Income before income taxes                                                             2,786              2,474

Income taxes                                                                             979                824
                                                                              --------------      -------------
Net income                                                                             1,807              1,650
                                                                              --------------      -------------
Other comprehensive income, net of tax:
    Change in unrealized gains / (losses) on securities                                  100             (1,347)
                                                                              --------------      --------------
Comprehensive income                                                          $        1,907      $         303
                                                                              ==============      =============

Basic earnings per share                                                      $           .50     $           .46
                                                                              =================== ===============
Diluted earnings per share                                                    $           .50     $           .45
                                                                              =================== ===============
Dividend per share                                                            $           .10     $           .09
                                                                              ================    ===============


                                   LAFAYETTE BANCORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                        For the six  months  ended  June 30, 2000 and 1999
                       (Dollar amounts in thousands, except per share data)
                                           (Unaudited)

-------------------------------------------------------------------------------

                                                                                   2000                1999
                                                                                   ----                ----
Interest income
    Loans                                                                     $       22,240      $      17,777
    Taxable securities                                                                 1,682              1,930
    Tax exempt securities                                                                826                740
    Other                                                                                253                303
                                                                              --------------      -------------
       Total interest income                                                          25,001             20,750

-------------------------------------------------------------------------------
                             --------------------
           See accompanying notes to consolidated financial statements

Interest expense
    Deposits                                                                          10,627              8,406
    Short-term borrowings                                                                825                643
    Other borrowings                                                                   1,168                975
                                                                              --------------      -------------
       Total interest expense                                                         12,620             10,024
                                                                              --------------      -------------
Net interest income                                                                   12,381             10,726

Provision for loan losses                                                                600                370
                                                                              --------------      -------------
Net interest income after provision for loan losses                                   11,781             10,356

Noninterest income
    Income from fiduciary activities                                                     633                503
    Service charges on deposit accounts                                                  866                715
    Net realized gain on securities                                                        -                 12
    Net gain on loan sales                                                               271                567
    Other service charges and fees                                                       525                430
    Other operating income                                                               591                326
                                                                              --------------      -------------
       Total noninterest income                                                        2,886              2,553
                                                                              --------------      -------------
Noninterest expense
    Salaries and employee benefits                                                     5,030              4,640
    Occupancy expenses, net                                                              582                509
    Equipment expenses                                                                   833                629
    Intangible amortization                                                              370                239
    Other operating expenses                                                           2,333              2,148
                                                                              --------------      -------------
       Total noninterest expense                                                       9,148              8,165
                                                                              --------------      -------------
Income before income taxes                                                             5,519              4,744

Income taxes                                                                           1,914              1,575
                                                                              --------------      -------------
Net income                                                                             3,605              3,169
                                                                              --------------      -------------
Other comprehensive income, net of tax:
    Change in unrealized gains / (losses) on securities                                   81             (1,429)
                                                                              --------------      --------------
Comprehensive income                                                          $        3,686      $       1,740
                                                                              ==============      =============

Basic earnings per share                                                      $          1.00     $          .88
Diluted earnings per share                                                    $          1.00     $          .86
Dividend per share                                                            $           .20     $          .18
                                                                              ===============     ==============

--------------------------------------------------------------------------------
                            ---------------------
           See accompanying notes to consolidated financial statements

                                  LAFAYETTE BANCORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the six months ended June 30, 2000 and 1999
                                (Dollar amounts in thousands)
                                          (Unaudited)

-------------------------------------------------------------------------------

                                                                          2000            1999
                                                                          ----            ----

Cash flows from operating activities
    Net income                                                         $     3,605    $     3,169
    Adjustments to reconcile net income to net cash
      from operating activities
       Depreciation                                                            634            414
       Net amortization                                                        366            307
       Provision for loan losses                                               600            370
       Net realized gain on securities                                           -            (12)
       Net realized (gain) loss on sale of :
          Other real estate                                                    (11)             -
       Change in assets and liabilities:
          Loans originated for sale                                        (25,171)       (43,513)
          Loans sold                                                        22,930         45,355
          Accrued interest receivable and other assets                         412         (1,687)
          Accrued interest payable and other liabilities                      (218)         1,089
                                                                       ------------   -----------
              Net cash from operating activities                             3,147          5,492


Cash flows from investing activities
    Change in interest-bearing balances with other financial institutions        -            (13)
    Purchase of securities available-for-sale                              (46,790)      (121,173)
    Proceeds from sales of securities available-for-sale                         -          5,333
    Proceeds from maturities of securities available-for-sale               47,486         94,531
    Purchase of securities held-to-maturity                                      -         (2,000)
    Proceeds from maturities of securities held-to-maturity                    228             16
    Loans made to customers, net of payments collected                     (32,835)       (45,926)
    Purchase of Federal Home Loan Bank stock                                  (303)          (358)
    Property and equipment expenditures                                     (1,224)        (1,501)
    Proceeds from sales of other real estate                                   115              -
                                                                       -----------    -----------
              Net cash from investing activities                           (33,323)       (71,091)

Cash flows from financing activities
    Net change in deposit accounts                                          34,111          2,130
    Cash received in branch acquisition for liabilities assumed, net
       of assets acquired                                                        -         45,266
    Net change in short-term borrowings                                      8,446         13,288
    Proceeds from FHLB advances                                             10,000              -
    Payments on FHLB advances                                               (9,556)          (582)
    Proceeds from note payable                                                   -         14,000
    Payments on note payable                                                  (700)          (350)
    Common stock issued                                                         90            122
    Dividends paid                                                            (717)          (668)
                                                                       ------------   ------------
              Net cash from financing activities                            41,674         73,206

Net change in cash and cash equivalents                                     11,498          7,607

Cash and cash equivalents at beginning of period                            30,570         18,768
                                                                       -----------    -----------
Cash and cash equivalents at end of period                             $    42,068    $    26,375
                                                                       ===========    ===========

Supplemental  disclosures of cash flow  information
    Cash paid during the period for:
       Interest                                                        $    12,378    $     9,298
       Income taxes                                                          1,525          1,478
Non-cash investing activity
     Loans transferred to other real estate                            $         -    $       104

--------------------------------------------------------------------------------
                         ---------------------
       See accompanying notes to consolidated financial statements.

                     LAFAYETTE BANCORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2000
    (Dollar amounts in thousands, except share and per share data)
                           (Unaudited)

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

                                                                   Six Months Ended
                                                                   ----------------
                                                             June 30,            June 30,
                                                               2000                1999
                                                               ----                ----
Basic earnings per share
 Net income                                                $       3,605      $        3,169
Weighted average shares outstanding                            3,588,714           3,585,692
                                                           -------------      --------------

    Basic earnings per share                               $          1.00    $           .88
                                                           ===============    ===============


Diluted earnings per share
 Net income                                                $       3,605      $        3,169
Weighted average shares outstanding                            3,588,714           3,585,692
Dilutive effect of assumed exercise
  of Stock Options                                                30,943              92,808
                                                           -------------      --------------
    Diluted average shares outstanding                          3,619,657          3,678,500
                                                           --------------     --------------

    Diluted earnings per share                             $          1.00    $           .86
                                                           ===============    ===============


                         LAFAYETTE BANCORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 2000
      (Dollar amounts in thousands, except share and per share data)
                                (Unaudited)
-------------------------------------------------------------------------------

                                                                  Three Months Ended
                                                                  ------------------
                                                             June 30,            June 30,
                                                               2000                1999
                                                               ----                ----
Basic earnings per share
 Net income                                                $       1,807      $        1,650
Weighted average shares outstanding                            3,591,170           3,585,957
                                                           -------------      --------------
    Basic earnings per share                               $          .50     $           .46
                                                           ================   ===============


Diluted earnings per share
 Net income                                                $       1,807      $        1,650
Weighted average shares outstanding                            3,591,170           3,585,957
Dilutive effect of assumed exercise
  of Stock Options                                                 6,883              93,300
                                                           -------------      --------------
    Diluted average shares outstanding                          3,598,053          3,679,257
                                                           --------------     --------------
         Diluted earnings per share                       $           .50    $            .45
                                                          ===============    ================


NOTE 3 - SECURITIES

The amortized cost and estimated fair values of securities are as follows at June 30, 2000:

                                                         Amortized                     Estimated
                                                           Cost                        Fair Value
                                                           ----                        ----------
Securities Available-for-Sale
-----------------------------
U.S. Government and its agencies                       $     5,202                    $     5,027
Obligations of states and political subdivisions            30,560                         29,547
Corporate obligations                                        2,000                          1,947
Mortgage-backed and other asset-backed securities           41,945                         40,190
Other securities                                             2,564                          2,456
                                                       -----------                    -----------
                                                       $    82,271                    $    79,167
                                                       ===========                    ===========

Securities Held-to-Maturity
---------------------------
Obligations of states and political subdivisions       $     4,484                    $     4,500
                                                       ===========                    ===========

The amortized cost and estimated fair values of securities are as follows at December 31, 1999:

                                                         Amortized                     Estimated
                                                           Cost                        Fair Value
                                                           ----                        ----------
Securities Available-for-Sale
-----------------------------
U.S. Government and its agencies                       $     5,207                    $     5,005
Obligations of states and political subdivisions            28,785                         27,268
Corporate obligations                                        2,000                          1,973
Mortgage-backed and other asset-backed securities           44,402                         42,888
Other securities                                             2,567                          2,588
                                                       -----------                    -----------
                                                       $    82,961                    $    79,722
                                                       ===========                    ===========

Securities Held-to-Maturity
---------------------------
Obligations of states and political subdivisions       $     4,712                    $     4,709
                                                       ===========                    ===========


                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000
         (Dollar amounts in thousands, except share and per share data)
                                  (Unaudited)
-------------------------------------------------------------------------------
                                 ------------

NOTE 4 - LOANS

Loans are comprised of the following:

                                                                                 June 30,          December 31,
                                                                                   2000                1999
                                                                                   ----                ----
         Commercial and agricultural loans                                   $        214,650    $       192,760
         Real estate construction loans                                                48,585             47,375
         Residential real estate loans                                                206,777            197,181
         Installment loans to individuals                                              51,720             51,754
                                                                             ----------------    ---------------

             Total loans                                                     $        521,732    $       489,070
                                                                             ================    ===============

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses is as follows:

                                                               2000                1999
                                                               ----                ----

    Balance, January 1                                     $       4,618      $        4,241
    Provision charged to operations                                  600                 370
    Loans charged-off                                               (219)               (549)
    Recoveries on loans previously charged-off                        46                  73
                                                           -------------      --------------

    Balance, June 30                                       $       5,045      $        4,135
                                                           =============      ==============


NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings are comprised of the following:

                                                                                 June 30,          December 31,
                                                                                   2000                1999
                                                                                   ----                ----

         Repurchase agreements                                               $         32,943    $        24,645
         Treasury tax and loan open-end note                                            2,776              2,628
                                                                             ----------------    ---------------

             Total short-term borrowings                                     $         35,719    $        27,273
                                                                             ================    ===============


                         LAFAYETTE BANCORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 2000
       (Dollar amounts in thousands, except share and per share data)
                               (Unaudited)
-------------------------------------------------------------------------------

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


Quarter ended June 30:
---------------------

2000                                                              Mortgage                               Total
----                                               Banking        Banking            Trust             Segments
                                                   -------        -------            -----             --------

     Net interest income                        $     6,496     $         37       $        -         $    6,533
     Net gain on loan sales                               -              159                -                159
     Other revenue                                    1,158                -              317              1,475
     Noncash items:
         Depreciation                                   307               10               12                329
         Provision for loan loss                        300                -                -                300
     Segment profit                                   2,400               66              113              2,579
     Segment assets                                 684,125            5,546              202            689,873





1999                                                              Mortgage                               Total
----                                               Banking        Banking            Trust             Segments
                                                   -------        -------            -----             --------

     Net interest income                         $     5,966    $         56     $         -          $    6,022
     Net gain on loan sales                                -              259              -                 259
     Other revenue                                       822              22             250               1,094
     Noncash items:
         Depreciation                                    202              12               6                 220
         Provision for loan loss                         190               -               -                 190
     Segment profit                                    2,445             142              87               2,674
     Segment assets                                  622,432           8,419             163             631,014


                              LAFAYETTE BANCORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   June 30, 2000
           (Dollar amounts in thousands, except share and per share data)
                                    (Unaudited)
-------------------------------------------------------------------------------


Significant segment totals are reconciled to the financial statements as follows:

                                              Reportable                          Consolidated
2000                                           Segments             Other            Totals
----                                           --------             -----            ------

     Net interest income (expense)          $         6,533    $         (236)    $        6,297
     Provision for loan loss                            300                 -                300
     Net gain on loan sales                             159                 -                159
     Other revenue                                    1,475                 -              1,475
     Profit                                           2,579              (772)             1,807
     Assets                                         689,873               418            690,291



                                              Reportable                          Consolidated
1999                                           Segments             Other            Totals
----                                           --------             -----            ------

     Net interest income                    $         6,022    $         (207)    $        5,815
     Provision for loan loss                            190                 -                190
     Net gain on loan sales                             259                 -                259
     Other revenue                                    1,094                 -              1,094
     Profit                                           2,674            (1,024)             1,650
     Assets                                         631,014               740            631,754



Amounts included in the "other" column are as follows:

                                                                                  2000               1999
                                                                                  ----               ----

Income:
     Holding company net interest
       income (expense)                                                      $          (236)   $         (207)

Profit:
     Holding company net interest
       income (expense)                                                                 (236)             (207)
     Holding company income (expense)                                                    443                 7
     Income tax expense                                                                 (979)             (824)


Assets:
     Holding company assets                                                              418               740


                        LAFAYETTE BANCORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2000
    (Dollar amounts in thousands, except share and per share data)
                               (Unaudited)
-------------------------------------------------------------------------------


Six months ended June 30:

2000                                                           Mortgage                               Total
----                                            Banking        Banking            Trust              Segments
                                                -------        -------            -----              --------
     Net interest income                     $     12,767     $       70       $          -          $  12,837
     Net gain on loan sales                             -            271                  -                271
     Other revenue                                  1,976              6                633              2,615
     Noncash items:
         Depreciation                                 588             22                 24                634
         Provision for loan loss                      600              -                  -                600
     Segment profit                                 5,347            106                250              5,703
     Segment assets                               684,125          5,546                202            689,873



1999                                                             Mortgage                             Total
----                                             Banking         Banking           Trust             Segments
                                                 -------         -------           -----             --------
     Net interest income                     $     10,848     $      117       $          -          $  10,965
     Net gain on loan sales                             -            567                  -                567
     Other revenue                                  1,439             44                503              1,986
     Noncash items:
         Depreciation                                 383             19                 12                414
         Provision for loan loss                      370              -                  -                370
     Segment profit                                 4,554            355                174              5,083
     Segment assets                               622,432          8,419                163            631,014


Significant segment totals are reconciled to the financial statements as follows:

                                              Reportable                          Consolidated
2000                                           Segments             Other            Totals
----                                           --------             -----            ------

     Net interest income (expense)          $        12,837    $         (456)    $       12,381
     Provision for loan loss                            600                 -                600
     Net gain on loan sales                             271                 -                271
     Other revenue                                    2,615                 -              2,615
     Profit                                           5,703            (2,098)             3,605
     Assets                                         689,873               418            690,291

                                              Reportable                          Consolidated
1999                                           Segments             Other            Totals
----                                           --------             -----            ------

     Net interest income                    $        10,965    $         (239)    $       10,726
     Provision for loan loss                            370                 -                370
     Net gain on loan sales                             567                 -                567
     Other revenue                                    1,986                 -              1,986
     Profit                                           5,083            (1,914)             3,169
     Assets                                         631,014               740            631,754


                          LAFAYETTE BANCORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 2000
         (Dollar amounts in thousands, except share and per share data)
                                (Unaudited)
--------------------------------------------------------------------------------

Amounts included in the "other" column are as follows:

                                                                                  2000          1999
                                                                                  ----          ----

Income:
     Holding company net interest
       income (expense)                                                      $      (456)   $     (239)

Profit:
     Holding company net interest
       income (expense)                                                             (456)         (239)
     Holding company income (expense)                                                272          (100)
     Income tax expense                                                           (1,914)       (1,575)


Assets:
     Holding company assets                                                          418           740


ITEM 2.

                      LAFAYETTE BANCORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL  CONDITION AND RESULTS OF OPERATIONS
          (Dollar amounts in thousands, except per share data)

Lafayette Bancorporation (the "Corporation") is a one-bank holding company located in Lafayette, Indiana. The Corporation's wholly-owned subsidiary, Lafayette Bank and Trust Company ("Bank") conducts business from seventeen offices in Tippecanoe, White, and Jasper Counties, Indiana. The Corporation provides a wide range of commercial and personal banking activities, including accepting deposits; making commercial and consumer loans; originating mortgage loans; providing personal and corporate trust services; providing investment advisory and brokerage services; and providing auto, homeowners, and other insurance products.

On March 15, 2000, the Corporation opened a full-service branch located in the Super Wal-Mart in Monticello, Indiana. Also, on July 19, 2000, a similar full-service branch was opened in the Super Wal-Mart in Lafayette, Indiana. Both of these locations are open seven days a week to serve the Corporation's customers.

The Corporation established a new mortgage line of business during the second quarter of 2000, which will assist customers in securing financing who do not meet the qualifications of conventional or traditional mortgage loan programs. The newly created Mortgage Alternative Department will only offer mortgage products, such as first and second mortgages and lines of credit, that are secured by real estate. Loans originated in this department are pre-approved for sale and are sold in the secondary mortgage market with no servicing retained.



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

From a year-to-year comparative standpoint, this transaction had a significant effect on the Corporation's results of operations, as the Corporation had use of the earning assets and interest-bearing liabilities acquired during the entire six months of 2000, and only approximately three and one-half months during the first six months of 1999.

Net Income

The Corporation earned $1,807, or $.50 per share (basic) for the second quarter of 2000 compared to $1,650, or $.46 per share (basic) for the second quarter of 1999. Net income increased $436, or 13.8% to $3,605 for the six month period ending June 30, 2000 compared to the same 1999 time period. Basic earnings per share were $1.00 and $.88 for the six month periods ending June 30, 2000 and 1999, respectively. In general, the increase in the 2000 year-to-date earnings was attributable not only to the increase in earning assets and liabilities obtained in the 1999 branch acquisitions, but also, as mentioned above, the length of time these assets and liabilities were on the Corporation's books. In addition to the higher net interest income, gross earnings from the Corporation's trust department and investment center, along with higher service charges and ATM fees were also contributing factors in the earnings enhancement. The increase in 2000 profits, however, was partially offset by lower realized gains on the sale of mortgage loans, in addition to higher salaries and benefits expense, provision for loan losses, and other operational expenses incurred with the opening of a new branch facility and the Mortgage Alternative Department.

Return on average assets (ROA) and return on average equity (ROE) are summarized below.

                                   Three Months Ending                  Six Months Ending
                                        June 30,                            June 30,
                                   2000           1999                2000           1999
                                   ----           ----                ----           ----

               ROA                  1.08%          1.06%               1.10%           1.12%

               ROE                 15.08%         14.95%              15.28%          14.48%


The increase in ROE for the six months ending June 30 was due to higher net interest income, primarily as a result of the Corporation's 1999 acquisition of the Jasper County branches.


Net Interest Income

Net interest income is the most significant component of the Corporation's earnings. Net interest income is the difference between interest and fees realized on earning assets, primarily loans and securities, and interest paid on deposits and other borrowed funds. The net interest margin is this difference expressed as a percentage of average earning assets. Net interest income is determined by several factors, including the volume of earning assets and liabilities, the mix of earning assets and liabilities, and interest rates. For the six months ended June 30, 2000 and 1999, net interest income was $12,381 and $10,726, respectively. This was a $1,655, or 15.4% increase over the prior year and was primarily the result of the Jasper County branch acquisitions. Net interest income for the second quarter of 2000 was $482, or 8.3% higher than that same three month period ending June 30, 1999. From June 1999 to June 2000, average loan balances increased $64,197, or 14.0%, which contributed to the aforementioned increases.

Total interest income for the six month periods ending June 30, 2000 and 1999 was $25,001 and $20,750, respectively, an increase in 2000 of $4,251, or 20.5%. Total interest income for the second quarter of 2000 was $1,611, or 14.3% greater than that same 1999 quarter. Interest and fees on loans increased $4,463, or 25.1% to $22,240 for the first six months of 2000 compared to $17,777 for the first six months of 1999. For the second quarter of 2000, interest and fees on loans increased $1,849, or 19.2% compared to the second quarter of 1999. As previously mentioned, the Corporation's continued loan growth contributed to the results posted. Investment security income decreased 6.1% for the six month period ending June 30, 2000 and also declined 12.9% for the second quarter of 2000 when compared to the same 1999 time periods. The reduction of investment security income for both of these periods was the result of a change in asset mix from the security portfolio to the loan portfolio. From June 1999 to June 2000, average investment security balances declined $22,273, or 22.3%.

Total interest expense for the six month period ending June 30, 2000 and 1999 was $12,620 and $10,024, respectively. For the second quarter of 2000, total interest expense increased $1,129, or 20.7%, compared to the second quarter of 1999. From June 1999 to June 2000, total average interest-bearing liabilities, including short-term and long-term borrowings, increased $39,038, or 7.4%. While interest expense on the note payable the Corporation obtained in connection with the Jasper County branch acquisition increased during these time periods, it was the higher average balance of interest-bearing liabilities coupled with the higher interest rates paid for the use of these funds which led to the overall increase in interest expense.


The following table summarizes the Corporation's net interest income (on a tax-equivalent basis) for each of the periods presented. A marginal federal income tax rate of 34% for each period was used.

                                       Six Months                          Change from
                                     Ended June 30,                       Prior Period

                                   2000             1999             Amount        Percent
                                   ----             ----             ------        -------


Interest income                  $25,433           $21,145           $4,288          20.3%

Interest expense                  12,620            10,024            2,596          25.9%
                                  ------            ------           ------
     Net interest income         $12,813           $11,121          $1,692           15.2%
                                 =======           =======          =======



                                      Three Months                         Change from
                                     Ended June 30,                       Prior Period

                                   2000             1999             Amount        Percent
                                   ----             ----             ------        -------


Interest income                  $13,096           $11,471           $1,625          14.2%

Interest expense                   6,581             5,452            1,129          20.7%
                                   -----             -----            -----
     Net interest income          $6,515            $6,019           $  496           8.2%
                                  ======            ======           ======

The net interest margin, on a tax equivalent basis for the six months ending June 30, 2000 and 1999 was 4.32% and 4.22%, respectively.


Provision for Loan Losses and Asset Quality

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount believed by management to be sufficient to absorb losses inherent in the credit portfolio. Management conducts, on a quarterly basis, a detailed evaluation of the adequacy of the allowance.

Loans with a fair value of $56,398 were acquired in the Bank One, Indiana branch acquisitions. The fair value of loans acquired was net of a fair value adjustment for credit risk of $563. This credit risk valuation account will be used to absorb future charge-off's recorded on the acquired loans.

The consolidated provision for loan losses was $600 and $370 for the six months ending June 30, 2000 and 1999, respectively. The increase in the provision was a result of the Corporation's continued loan growth. The allowance for loan losses was $5,045 and $4,618 at June 30, 2000 and December 31, 1999, respectively. Adding the established credit valuation account with the allowance for loan losses, the allowance as a percentage of loans was 1.07% and 1.06% at June 30, 2000 and December 31, 1999, respectively. The provision for loan loss increased $230, or 62.2% to $600 for the period ending June 30, 2000 while net charge-off"s decreased approximately $303, or 63.7% during that same time period. This activity was more than offset by the Corporation's loan growth as the loan loss reserve ratio experienced only a slight increase.

Nonperforming loans include nonaccrual loans, restructured loans, and loans delinquent 90 days or more. Loans are classified as nonaccrual when management believes that collection of interest is doubtful, typically when payments are past due 90 days, unless the loans are well secured and in the process of collection.

The following table indicated the composition of nonperforming loans:

                                                                                 June 30,          December 31,
                                                                                   2000                1999
                                                                                   ----                ----

         Loans past due 90 days or more                                      $            906    $           584
         Nonaccrual loans                                                                 808                622
         Restructured loans                                                                96                114
                                                                             ----------------    ---------------

             Total nonperforming loans                                       $          1,810    $         1,320
                                                                             ================    ===============

Management believes overall asset quality has not declined despite the increase in nonperforming loan totals. While loans past due 90 days or more have increased $322, or 55.1% since year-end, the large majority of that increase was the addition of three large commercial loans. Likewise, nonaccrual loans increased $186, or 29.9% since December 31, 1999. A total of six new commercial loans, accounting for approximately 82% of the balance increase, have been added to nonaccrual status.


Noninterest Income and Expense

Noninterest income totaled $2,886 for the first six months of 2000, compared to $2,553 for the same period in 1999, an increase of $333, or 13.0%. Noninterest income for the second quarter of 2000 increased $281, or 20.8%, to $1,634 compared to the prior year.

Income from fiduciary activities increased for the first six months and also for the second quarter of 2000 when compared to the same 1999 time periods. An increase in the base fee structure related to trust activities in conjunction with an increase in the number of larger-dollar accounts contributed to the higher fees recorded.

Service charges on deposit accounts comprise the largest component of noninterest income. The $151, or 21.1% increase in revenue for the first six months of 2000 was attributed to the larger deposit base being assessed fees as a result of the March 1999 branch acquisitions. For the second quarter of 2000, service charges on deposit accounts increased $53, or 13.0%, compared to the prior year. Higher NSF volume along with an increase in the fee structure in mid-June accounted for the majority of the increase.

Net gain on loans originated and sold in the secondary mortgage market were $271 and $567 for the six months ending June 30, 2000 and 1999, respectively, a decrease of $296, or 52.2%. For the second quarter of 2000, net gain on loans sold in the secondary mortgage market was $100, or 38.6%, lower than the 1999 time period. The general increase in the interest rate environment has had a significant negative impact on mortgage banking activities, especially in the area of refinancings. Loan fundings for the six months ended June 30, 2000 decreased $22,425, or 49.4% compared to the prior year, while fundings for the three months ended June 30, 2000 declined $8,537, or 39.6% when compared to that same time period one year earlier.

Other service charges and fees were $525 and $430 for the six months ended June 30, 2000 and 1999, respectively, an increase of $95, or 22.1%. For the second quarter of 2000, other service charges and fees rose $24, or 9.7% compared to the prior year. An increase in foreign ATM transaction volumes accounted for the majority of the increases posted in each time period.

Other operating income increased $265, or 81.3%, to $591 for the first six months of 2000, while also increasing $249, or 141.5% for the second quarter of 2000 when compared to the corresponding prior year time periods. The Corporation's Investment Center, a full service brokerage operation offered through Raymond James Financial Services, Inc., member NASD/SIPC, continued to take advantage of the investing opportunities the stock market offered. As a result, revenues grew $313, or 250.4% for the first six months of 2000, while also increasing $272, or 353.2% for the three month period ending June 20, 2000. Slightly offsetting these increases in Investment Center income was decreased volume incentive income in the secondary mortgage market department, largely due to the lower funding volumes already discussed.

Noninterest expense totaled $9,148 for the first six months of 2000, compared to $8,165 for that same 1999 period, an increase of $983, or 12.0%. Total noninterest expense for the second quarter of 2000 was $341, or 7.6% higher than the prior year.

Salaries and employee benefits expense was $5,030 for the six months ending June 30, 2000, an increase of $390, or 8.4% from the $4,640 recorded in the first six months of 1999. Total salaries and benefits expense for the second quarter of 2000 increased $238, or 9.6%, to $2,712 compared to $2,474 recorded for the three months ending June 30, 1999. In addition to the staffing needs of the two new branches and the start-up of the Mortgage Alternative Department, the majority of the increase was attributable to the personnel acquired in the 1999 Jasper County branch acquisitions. The Corporation employed the Jasper County branch staff during the entire six months of 2000, compared to only three and one-half months in 1999. The valuation of the stock appreciation rights granted to certain senior executives partially offset the increases reported in each of these periods, as a decrease of $377 and $80 was recorded for the six months and three months ending June 30, 2000, respectively.

Occupancy and equipment expenses increased $73, or 14.3% and $204, or 32.4%, respectively for the six months ending June 30, 2000. For the three months ending June 30, 2000, occupancy and equipment expenses increased $35, or 13.2% and $101, or 29.4%, respectively. The majority of the total increase in occupancy and equipment expenses is related to higher depreciation expense. This is a result of not only the items acquired in the branch acquisitions, but also the investment the Corporation is making in new technology. A new communication system, along with a wide- area network, teller system and proof imaging system, has been installed to enable the Corporation to remain competitive within the market area while also improving overall operational efficiencies.

The $131, or 54.8% increase in intangible amortization is solely attributable to the purchase of the Jasper County branches.

Other operating expenses increased $185, or 8.6% to $2,333 for the first six months of 2000 compared to the same 1999 time period. The majority of the increase in this category was attributable to the ongoing operational expenses of the branches acquired for items such as telephone, employee education, in addition to increased fees associated with higher ATM volumes. For the second quarter, other operating expenses declined $34, or 2.7%, primarily as a result of not incurring the initial overhead expenses in connection with the 1999 Jasper County branch acquisition.


Income Taxes

The Corporation's effective tax rate for the six months ended June 30, 2000 and 1999 was 34.7% and 33.2%, respectively. For the three months ended June 30, 2000 and 1999, the effective tax rate for the Corporation was 35.1% and 33.3% respectively.

FINANCIAL CONDITION

Total assets were $690,291 at June 30, 2000 compared to $645,149 at December 31, 1999, an increase of $45,142. Cash and cash equivalents increased $11,498 while loans held for sale and net loans increased $2,241 and $32,235, respectively. Conversely, total investment securities, intangible assets, and accrued interest receivable and other assets decreased $783, $370, and $572, respectively.

Total deposits increased $34,111 to $556,358 at June 30, 2000 compared to $522,247 at December 31, 1999. Short-term borrowings, consisting primarily of repurchase agreements, and FHLB advances also increased $8,446 and $444, respectively. The $444 net increase in FHLB advances was a result of $10 million in new advances obtained by the Corporation during the second quarter, offset by $9,556 of repayments throughout the first six months of 2000. Quarterly principal repayments on the note payable totaled $700, while accrued interest payable and other liabilities declined $218.


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

At June 30, 2000, management was not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material effect on the Corporation's consolidated liquidity, capital resources or operations

The Corporation's actual consolidated capital amounts are presented in the following table.

                                                                                 June 30,          December 31,
                                                                                   2000                1999
                                                                                   ----                ----

       Tier 1 capital

         Shareholders' equity                                                $         48,844    $        45,785
         Less:  Intangibles                                                           (13,372)           (13,737)
                  Net unrealized losses on available-for-sale
                     equity securities                                                   (108)                 -
         Add/less:  Unrealized loss/(gain) on securities                                1,875              1,956
                                                                             ----------------    ---------------

             TOTAL TIER 1 CAPITAL                                            $         37,239    $        34,004
                                                                             ================    ===============

       Total capital

         Tier 1 capital                                                      $         37,239    $        34,004
         Allowable allowance for loan losses                                            5,045              4,618
                                                                             ----------------    ---------------

             TOTAL  CAPITAL                                                  $         42,284    $        38,622
                                                                             ================    ===============

       RISK WEIGHTED ASSETS                                                  $        515,149    $       483,307
                                                                             ================    ===============

       AVERAGE ASSETS                                                        $        652,884    $       627,045
                                                                             ================    ===============


The Corporation and Bank's actual capital ratios and minimum required levels are presented in the following table.

                                   Actual ratios as of                       Minimum
                                June 30,       December 31,             Capital Adequacy          Well-Capitalized
                                  2000             1999                    Requirement               Requirement
                                  ----             ----                    -----------               -----------

Tier I Capital
 (to average assets)
    Consolidated                  5.70%              5.42%                    4.00%                     5.00%
    Lafayette Bank and Trust      7.35%              7.22%                    4.00%                     5.00%


Tier I Capital
 (to risk weighted assets)
    Consolidated                  7.23%              7.04%                    4.00%                     6.00%
    Lafayette Bank and Trust      9.25%              9.38%                    4.00%                     6.00%


Total Capital
 (to risk weighted assets)
    Consolidated                   8.21%              7.99%                   8.00%                    10.00%
    Lafayette Bank and Trust      10.22%             10.33%                   8.00%                    10.00%


Management believes the Bank met all the capital requirements as of June 30, 2000 and December 31, 1999, and was well-capitalized under the regulatory framework for prompt corrective action. The Corporation, however, was categorized as undercapitalized as of December 31, 1999 due to the Jasper County branch acquisitions, with a total capital ratio of 7.99%, slightly below the 8.00% minimum. The Corporation returned to adequately capitalized status as of March 31, 2000 and has maintained that status as of June 30, 2000. Although the Corporation's capital was slightly below the minimum at December 31, 1999, no corrective regulatory action was initiated by the banking regulatory authorities, and management anticipates maintaining its adequately capitalized status in the foreseeable future. The Federal Reserve Bank considers the holding company capital adequacy in connection with any application activity which requires their approval. Further, since the Corporation's capital levels are below the well-capitalized category, the use of expedited Federal Reserve Bank procedures in any application activity which requires their approval will not be available to the Corporation until it once again becomes well-capitalized. Certain statements in this paragraph relating to future capital levels of the Corporation and Bank are forward-looking which may or may not be accurate due to the impossibility of predicting future economic and business events, including the ability of the Corporation to raise additional capital, if needed, as well as other factors that are beyond the control of the Corporation.


Liquidity

The consolidated statement of cash flows illustrates the elements which gave rise to the change in the Corporation's cash and cash equivalents for the six months ended June 30, 2000 and 1999. Including net income of $3,605, the net cash from operating activities for the first six months of 2000 generated $3,147 of available cash. Net cash from investing activities utilized $33,323 of available cash primarily as a result of $32,835 of net loan fundings by the Corporation. Net cash from financing activities generated $41,674 of available cash as a result of an $34,111 increase in deposits and an $8,446 increase in short-term borrowings, offset by $700 of note payable principal repayments and $717 in dividends paid.

Total cash inflows for the six-month period in 2000 exceeded cash outflows by $11,498 resulting in a cash and cash equivalent balance of $42,068 at June 30, 2000.



ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk of the Corporation encompasses exposure to both liquidity and interest rate risk and is reviewed quarterly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2000 from the analysis and disclosures provided in the Corporation's Form 10-K for the year ended December 31, 1999.

PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

          (a) The Corporation's Annual Meeting of Shareholders was held Monday, April 10, 2000.

          (b) The following member was elected to the Corporation's Board of Directors to hold office as indicated by the term expiration, or until their successors are duly chosen and qualified.

       Term                                                Against or                             Broker
     Expiration           Nominee               For         Withheld           Abstain           Non-Votes
     ----------           -------               ---         --------           -------           ---------
       2003         Robert J. Weeder         2,581,618          0               847                 0


          (c) Other matters voted upon at the Annual Meeting of Shareholders included an amendment to the Articles of Incorporation to increase the number of shares authorized to 20,000,000.

                                                          Against or                             Broker
                                                For        Withheld           Abstain           Non-Votes
                                                ---       ----------          -------           ---------
                                             2,390,027       265,836            4,585                0


Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits
                27 Financial Data Schedule for June 30, 2000

          (b) Reports on Form 8-K
          No Form 8-K was filed with the SEC during the quarter ended June 30, 2000.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 11, 2000                             By /s/ Robert J. Weeder
                                                   ---------------------------
                                                   Robert J. Weeder
                                                   President and CEO


Date:  August 11, 2000                             By /s/ Marvin S. Veatch
                                                   ---------------------------
                                                   Marvin S. Veatch
                                                   Vice President and Controller