Form 10-Q
period 2000-09-30
LAFAYETTE BANCORPORATION
filed 2000-11-13
CIK 1035373

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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

Class                                           Outstanding at November 10, 2000
Common Stock, without par value                                 3,952,131 shares

                            LAFAYETTE BANCORPORATION

                                      INDEX


PART I.             FINANCIAL INFORMATION

Item 1.

       Consolidated Balance Sheets -- September 30, 2000 and December 31, 1999

       Consolidated Statements of Income and
          Comprehensive Income -- Three Months Ended September 30, 2000 and 1999

       Consolidated Statements of Income and
          Comprehensive Income -- Nine Months Ended September 30, 2000 and 1999

       Consolidated Statements of Cash Flows -- Nine Months Ended September 30,
          2000 and 1999

       Notes to Consolidated Financial Statements -- September 30, 2000


Item 2.

       Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3.

       Quantitative and Qualitative Disclosures About Market Risk




PART II.            OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

       a)     Exhibits

              27    Financial Data Schedule

       b)     Reports on Form 8-K



SIGNATURES

--------------------------------------------------------------------------------

ITEM 1.
                            LAFAYETTE BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                (Dollar amounts in thousands, except share data)

--------------------------------------------------------------------------------

                                                                               (Unaudited)
                                                                               December 31,        September 30,
                                                                                   2000                1999
                                                                                   ----                ----
ASSETS
Cash and due from banks                                                       $       21,384      $      28,370
Federal funds sold                                                                     6,150              2,200
                                                                              --------------      -------------
    Total cash and cash equivalents                                                   27,534             30,570

Securities available-for-sale (at market)                                             77,887             79,722
Securities held-to-maturity (market value $4,542
  and $4,709)                                                                          4,484              4,712
Loans held for sale                                                                    3,546              3,174
Loans                                                                                534,325            489,070
    Less:  Allowance for loan losses                                                  (5,086)            (4,618)
                                                                              --------------      -------------
       Loans, net                                                                    529,239            484,452
Federal Home Loan Bank stock (at cost)                                                 2,200              1,897
Premises, furniture and equipment, net                                                11,575             10,583
Intangible assets                                                                     13,192             13,747
Accrued interest receivable and other assets                                          16,672             16,292
                                                                              --------------      -------------
          Total assets                                                        $      686,329      $     645,149
                                                                              ==============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Noninterest-bearing deposits                                              $       61,180      $      63,206
    Interest-bearing demand and savings deposits                                     227,906            229,302
    Interest-bearing time deposits                                                   268,595            229,739
                                                                              --------------      -------------
       Total deposits                                                                557,681            522,247
    Short-term borrowings                                                             28,064             27,273
    FHLB advances                                                                     30,823             30,027
    Note payable                                                                      11,900             12,950
    Accrued interest payable and other liabilities                                     7,309              6,867
                                                                              --------------      -------------
       Total liabilities                                                             635,777            599,364


Shareholders' equity
    Common stock, no par value:  20,000,000 shares authorized;
    3,593,088 and 3,586,140 shares issued and outstanding                              3,593              3,586
    Common stock to be distributed;  359,043 shares                                      359                  -
    Additional paid-in capital                                                        38,008             32,886
    Retained earnings                                                                 10,005             11,269
    Accumulated other comprehensive income                                            (1,413)            (1,956)
                                                                              --------------      --------------
       Total shareholders' equity                                                     50,552             45,785
                                                                              --------------      -------------

          Total liabilities and shareholders' equity                          $      686,329      $     645,149
                                                                              ==============      =============

         See accomplanying notes to consolidated financial statements.

                            LAFAYETTE BANCORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME AND
                       COMPREHENSIVE INCOME For the three
                    months ended September 30, 2000 and 1999
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                   2000                1999
                                                                                   ----                ----
Interest income
    Loans                                                                     $       12,036      $      10,216
Taxable securities                                                                       826                991
    Tax exempt securities                                                                413                393
    Other                                                                                152                 93
                                                                              --------------      -------------
       Total interest income                                                          13,427             11,693

Interest expense
    Deposits                                                                           6,069              4,748
    Short-term borrowings                                                                416                330
    Other borrowings                                                                     716                593
                                                                              --------------      -------------
       Total interest expense                                                          7,201              5,671
                                                                              --------------      -------------
Net interest income                                                                    6,226              6,022
Provision for loan losses                                                                300                270
                                                                              --------------      -------------
Net interest income after provision for loan losses                                    5,926              5,752
Noninterest income
    Income from fiduciary activities                                                     245                295
    Service charges on deposit accounts                                                  507                429
    Net realized gain/(loss) on securities                                               (12)                 8
    Net gain on loan sales                                                               193                200
    Other service charges and fees                                                       271                237
    Other operating income                                                               199                193
                                                                              --------------      -------------
       Total noninterest income                                                        1,403              1,362
                                                                              --------------      -------------
Noninterest expense
    Salaries and employee benefits                                                     2,776              2,569
    Occupancy expenses, net                                                              325                281
    Equipment expenses                                                                   446                310
    Intangible amortization                                                              185                183
    Other operating expenses                                                           1,203              1,133
                                                                              --------------      -------------
       Total noninterest expense                                                       4,935              4,476
                                                                              --------------      -------------
Income before income taxes                                                             2,394              2,638
Income taxes                                                                             760                888
                                                                              --------------      -------------
Net income                                                                             1,634              1,750
                                                                              --------------      -------------
Other comprehensive income, net of tax:
    Change in unrealized gains / (losses) on securities                                  460               (157)
                                                                              --------------      --------------
Comprehensive income                                                          $        2,094      $       1,593
                                                                              ==============      =============

Basic earnings per share                                                      $          .41      $         .44
                                                                              ==============      ==============
Diluted earnings per share                                                    $          .41      $         .43
                                                                              ==============      ==============
Dividends per share                                                           $          .09      $         .08
                                                                              ==============      ==============

         See accomplanying notes to consolidated financial statements.

                            LAFAYETTE BANCORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     For the nine months ended September 30,
                        2000 and 1999 (Dollar amounts in
                        thousands, except per share data)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                   2000                1999
                                                                                   ----                ----
Interest income
    Loans                                                                     $       34,276      $      27,993
Taxable securities                                                                     2,508              2,921
    Tax exempt securities                                                              1,239              1,133
    Other                                                                                405                396
                                                                              --------------      -------------
       Total interest income                                                          38,428             32,443

Interest expense
    Deposits                                                                          16,696             13,154
    Short-term borrowings                                                              1,241                973
    Other borrowings                                                                   1,884              1,568
                                                                              --------------      -------------
       Total interest expense                                                         19,821             15,695
                                                                              --------------      -------------
Net interest income                                                                   18,607             16,748
Provision for loan losses                                                                900                640
                                                                              --------------      -------------
Net interest income after provision for loan losses                                   17,707             16,108
Noninterest income
    Income from fiduciary activities                                                     878                798
    Service charges on deposit accounts                                                1,373              1,144
    Net realized gain/(loss) on securities                                               (12)                20
    Net gain on loan sales                                                               464                767
    Other service charges and fees                                                       796                667
    Other operating income                                                               790                519
                                                                              --------------      -------------
       Total noninterest income                                                        4,289              3,915
                                                                              --------------      -------------
Noninterest expense
    Salaries and employee benefits                                                     7,806              7,209
    Occupancy expenses, net                                                              907                790
    Equipment expenses                                                                 1,279                939
    Intangible amortization                                                              555                422
    Other operating expenses                                                           3,536              3,281
                                                                              --------------      -------------
       Total noninterest expense                                                      14,083             12,641
                                                                              --------------      -------------
Income before income taxes                                                             7,913              7,382
Income taxes                                                                           2,674              2,463
                                                                              --------------      -------------
Net income                                                                             5,239              4,919
                                                                              --------------      -------------
Other comprehensive income, net of tax:
    Change in unrealized gains / (losses) on securities                                  543             (1,586)
                                                                              --------------      --------------
Comprehensive income                                                          $        5,782      $       3,333
                                                                              ==============      ==============

Basic earnings per share                                                      $         1.33      $        1.25
                                                                              ==============      ==============
Diluted earnings per share                                                    $         1.31      $        1.22
                                                                              ==============      ==============
Dividends per share                                                           $          .28      $         .25
                                                                              ==============      ==============

         See accomplanying notes to consolidated financial statements.

                            LAFAYETTE BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2000 and 1999
                          (Dollar amounts in thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                           2000            1999
                                                                           ----            ----

Cash flows from operating activities
    Net income                                                         $     5,239    $     4,919
    Adjustments to reconcile net income to net cash
      from operating activities
       Depreciation                                                            983            663
       Net amortization                                                        546            534
       Provision for loan losses                                               900            640
       Net realized (gain)/loss on securities                                   12            (20)
       Net realized (gain) /loss on sale of :
          Other real estate                                                     (5)             -
       Change in assets and liabilities:
          Loans originated for sale                                        (37,190)       (56,635)
          Loans sold                                                        36,818         60,107
          Accrued interest receivable and other assets                      (1,206)        (2,236)
          Accrued interest payable and other liabilities                       442          1,447
                                                                       -----------    -----------
              Net cash from operating activities                             6,539          9,419

Cash flows from investing activities
    Change in interest-bearing balances with
      other financial institutions                                               -            (25)
    Purchase of securities available-for-sale                              (49,160)      (124,169)
    Proceeds from sales of securities available-for-sale                     2,375          7,318
    Proceeds from maturities of securities available-for-sale               49,520        100,099
    Purchase of securities held-to-maturity                                      -         (2,000)
    Proceeds from maturities of securities held-to-maturity                    229            158
    Loans made to customers, net of payments collected                     (45,687)       (65,762)
    Purchase of Federal Home Loan Bank stock                                  (303)          (358)
    Property and equipment expenditures                                     (1,975)        (2,527)
    Proceeds from sales of other real estate                                   470              -
                                                                       -----------    -----------
              Net cash from investing activities                           (44,531)       (87,266)

Cash flows from financing activities
    Net change in deposit accounts                                          35,434          8,796
    Cash received in branch acquisition for liabilities assumed, net
       of assets acquired                                                        -         45,266
    Net change in short-term borrowings                                        791         14,484
    Proceeds from FHLB advances                                             17,000              -
    Payments on FHLB advances                                              (16,204)          (739)
    Proceeds from note payable                                                   -         14,000
    Payments on note payable                                                (1,050)          (700)
    Common stock issued                                                         98            238
    Dividends paid                                                          (1,113)        (1,002)
                                                                       ------------   ------------
              Net cash from financing activities                            34,956         80,343

Net change in cash and cash equivalents                                     (3,036)         2,496
Cash and cash equivalents at beginning of period                            30,570         18,768
                                                                       -----------    -----------
Cash and cash equivalents at end of period                             $    27,534    $    21,264
                                                                       ===========    ===========

Supplemental disclosures of cash flow information
   Cash paid during the period for:
       Interest                                                        $    19,386    $    15,155
       Income taxes                                                          2,610          2,081
Non-cash investing activity
     Loans transferred to other real estate                            $        50    $       104

         See accomplanying notes to consolidated financial statements.

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)

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



NOTE 2 - PER SHARE DATA

In September 2000, the Corporation declared a 10% stock dividend to shareholders of record October 2, 2000. A total of 359,043 common shares were issued November 1, 2000 in connection with the 10% stock dividend. These 359,043 shares are reflected as common stock to be distributed in the September 30, 2000 balance sheet, and the stock dividend reduced retained earnings by $5,390 and increased additional paid-in capital by $5,030.

The following illustrates the computation of basic and diluted earnings per share, and includes the weighted average number of shares used in calculating earnings and dividends per share amounts for the periods presented. The weighted average number of shares has been retroactively restated for stock dividends and splits.

                                                                   Nine Months Ended
                                                                   -----------------
                                                           September 30,       September 30,
                                                               2000                1999
                                                               ----                ----
Basic earnings per share
 Net income                                                $       5,239      $        4,919
Weighted average shares outstanding                            3,949,445           3,938,856
                                                           -------------      --------------
    Basic earnings per share                               $       1.33       $         1.25
                                                           =============      ==============
Diluted earnings per share
 Net income                                                $       5,239      $        4,919
Weighted average shares outstanding                            3,949,445           3,938,856
Dilutive effect of assumed exercise
  of Stock Options                                                40,037              97,724
                                                           -------------      --------------
    Diluted average shares outstanding                         3,989,482           4,036,580
                                                           --------------     --------------
    Diluted earnings per share                             $        1.31     $          1.22
                                                           ===============    ==============

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                  Three Months Ended
                                                                  ------------------
                                                           September 30,       September 30,
                                                               2000                1999
                                                               ----                ----
Basic earnings per share
 Net income                                                $       1,634      $        1,750
Weighted average shares outstanding                            3,952,256           3,940,530
                                                           -------------      --------------
    Basic earnings per share                               $         .41      $          .44
                                                           =============      ==============
Diluted earnings per share
 Net income                                                $       1,634      $        1,750
Weighted average shares outstanding                            3,952,256           3,940,530
Dilutive effect of assumed exercise
  of Stock Options                                                25,834              97,761
                                                           -------------      --------------
    Diluted average shares outstanding                         3,978,090           4,038,291
                                                           --------------     --------------
         Diluted earnings per share                        $         .41      $          .43
                                                           ==============     ===============


NOTE 3 - SECURITIES

The amortized cost and estimated fair values of securities are as follows at September 30, 2000:

                                                         Amortized                      Estimated
                                                           Cost                        Fair Value
Securities Available-for-Sale
U.S. Government and its agencies                       $     5,202                    $     5,085
Obligations of states and political subdivisions            30,223                         29,525
Corporate obligations                                        2,000                          1,996
Mortgage-backed and other asset-backed securities           40,241                         38,835
Other securities                                             2,562                          2,446
                                                       -----------                    -----------
                                                       $    80,228                    $    77,887
                                                       ===========                    ===========
Securities Held-to-Maturity
Obligations of states and political subdivisions       $     4,484                    $     4,542
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
                                                       ===========                    ===========

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 4 - LOANS

Loans are comprised of the following:

                                                                               September 30,       December 31,
                                                                                   2000                1999
                                                                                   ----                ----

         Commercial and agricultural loans                                   $        220,094    $       192,760
         Real estate construction loans                                                52,214             47,375
         Residential real estate loans                                                210,438            197,181
         Installment loans to individuals                                              51,579             51,754
                                                                             ----------------    ---------------

             Total loans                                                     $        534,325    $       489,070
                                                                             ================    ===============


NOTE 5 - ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses is as follows:

                                                    2000                1999
                                                    ----                ----

Balance, January 1                          $       4,618      $        4,241
Provision charged to operations                       900                 640
Loans charged-off                                    (527)               (658)
Recoveries on loans previously charged-off             95                 132
                                             -------------      --------------

Balance, September 30                       $       5,086      $        4,355
                                             =============      ==============



NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings are comprised of the following:

                                            September 30,       December 31,
                                                2000                1999
                                                ----                ----

 Repurchase agreements                  $       25,769      $      24,645
 Treasury tax and loan open-end note             2,295              2,628
                                        ----------------    ---------------

 Total short-term borrowings            $       28,064     $       27,273
                                        ================    ===============

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 7 - SEGMENT INFORMATION

The Corporation's operations include three primary segments: banking, mortgage banking, and trust. Through its banking subsidiary's seventeen locations in Tippecanoe, White, and Jasper Counties, the Corporation provides traditional community banking services, such as accepting deposits and making commercial, residential and consumer loans. Mortgage banking activities include the origination of residential mortgage loans for sale on a servicing released basis to various investors. The Corporation's trust department provides both personal and corporate trust services.

The Corporation's three reportable segments are determined by the products and services offered. Interest on loans, investments and deposits comprise the primary revenues and expenses of the banking operation, net gains on loans sold account for the revenues in the mortgage banking segment, and trust administration fees provide the primary revenues in the trust department.

The following segment financial information has been derived from the internal profitability reporting system utilized by management to monitor and manage the financial performance of the Corporation. The accounting policies of the three segments are the same as those described in the summary of significant accounting policies of the annual report. The Corporation evaluates segment performance based on profit or loss before income taxes. The evaluation process for the mortgage banking and trust segments include only direct expenses, while certain indirect expenses, including goodwill, are absorbed by the banking operation. The difference between segment totals and the consolidated financial statements are primarily holding company amounts and income tax expense.

Quarter ended September 30:


    2000                                                               Mortgage                               Total
    ----                                            Banking            Banking            Trust            Segments

     Net interest income                    $         6,434    $           35     $            -    $         6,469
     Net gain on loan sales                               -               193                  -                193
     Other revenue                                      965                 -                245              1,210
     Noncash items:
         Depreciation                                   324                13                 12                349
         Provision for loan loss                        300                 -                  -                300
     Segment profit/(loss)                            2,646               (21)                62              2,687
     Segment assets                                 682,097             3,700                191            685,988


    1999                                                               Mortgage                               Total
    ----                                            Banking            Banking            Trust            Segments


     Net interest income                    $         6,186    $           55     $            -    $         6,241
     Net gain on loan sales                               -               200                  -                200
     Other revenue                                      832                35                295              1,162
     Noncash items:
         Depreciation                                   224                11                 14                249
         Provision for loan loss                        270                 -                  -                270
     Segment profit                                   2,719                68                107              2,894
     Segment assets                                 633,388             6,777                211            640,376

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

Nine months ended September 30:


    2000                                                              Mortgage                               Total
    ----                                            Banking            Banking            Trust            Segments
     Net interest income                    $        19,201    $          105     $            -    $        19,306
     Net gain on loan sales                               -               464                  -                464
     Other revenue                                    2,941                 6                878              3,825
     Noncash items:
         Depreciation                                   912                35                 36                983
         Provision for loan loss                        900                 -                  -                900
     Segment profit                                   7,993                85                312              8,390
     Segment assets                                 682,097             3,700                191            685,988

    1999                                                              Mortgage                               Total
    ----                                            Banking            Banking            Trust            Segments

     Net interest income                    $        17,034    $          172     $            -    $        17,206
     Net gain on loan sales                               -               767                  -                767
     Other revenue                                    2,271                79                798              3,148
     Noncash items:
         Depreciation                                   607                30                 26                663
         Provision for loan loss                        640                 -                  -                640
     Segment profit                                   7,273               423                281              7,977
     Segment assets                                 633,388             6,777                211            640,376


NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

Beginning January 1, 2001 a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this pronouncement is not expected to have a material effect on the Corporation's financial results, but the effect will depend on derivative holdings when this standard is adopted.


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

The Corporation established a new mortgage line of business during the second quarter of 2000, which will assist customers in securing financing who do not meet the qualifications of conventional or traditional mortgage loan programs. The newly created Mortgage Alternative Department will only offer mortgage products, such as first and second mortgages and lines of credit that are secured by real estate. Loans originated in this department are pre-approved for sale and are sold in the secondary mortgage market with no servicing retained.


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

From a year-to-year comparative standpoint, this transaction had a significant effect on the Corporation's results of operations, as the Corporation had use of the earning assets and interest-bearing liabilities acquired during the entire nine months of 2000, and only approximately six and one-half months during the first nine months of 1999.

Net Income

The Corporation earned $1,634, or $.41 per share (basic) for the third quarter of 2000 compared to $1,750, or $.44 per share (basic) for the third quarter of 1999. The $116, or 6.6% decrease in third quarter net income was attributable to lower fees generated by the Corporation's trust department, in addition to higher interest rates paid on interest-bearing liabilities and first time operational costs incurred with the opening of the two new branches and the Mortgage Alternative Department. Net income increased $320, or 6.5% to $5,239 for the nine month period ending September 30, 2000 compared to the same 1999 time period. Basic earnings per share were $1.33 and $1.25 for the nine month periods ending September 30, 2000 and 1999, respectively. In general, the increase in the 2000 year-to-date earnings was attributable not only to the increase in earning assets and liabilities obtained in the 1999 branch acquisitions, but also, as mentioned above, the length of time these assets and liabilities were owned by the Corporation. In addition to the higher net interest income, gross earnings from the Corporation's trust department and investment center, along with higher service charges and ATM fees were also contributing factors in the earnings enhancement. The increase in 2000 profits, however, was partially offset by lower realized gains on the sale of mortgage loans, along with higher salaries and benefits expense, provision for loan losses, and higher operational expenses associated with the two new branch facilities and the new mortgage department.

Return on average assets (ROA) and return on average equity (ROE) are summarized below.

                         Three Months Ending                 Nine Months Ending
                            September 30,                       September 30,
                       2000           1999                2000           1999
                       ----           ----                ----           ----

 ROA                   .96%          1.10%               1.05%           1.11%

 ROE                 13.11%         15.68%              14.52%          14.87%


The decrease in ROE for the three and nine months ending September 30, 2000 was primarily due to start-up and operating expenses associated with the two new branches and the Mortgage Alternative Department.

Net Interest Income

Net interest income is the most significant component of the Corporation's earnings. Net interest income is the difference between interest and fees realized on earning assets, primarily loans and securities, and interest paid on deposits and other borrowed funds. The net interest margin is this difference expressed as a percentage of average earning assets. Net interest income is determined by several factors, including the volume of earning assets and liabilities, the mix of earning assets and liabilities, and interest rates. For the nine months ended September 30, 2000 and 1999, net interest income was $18,607 and $16,748, respectively. This was a $1,859, or 11.1% increase over the prior year and was primarily the result of the Jasper County branch acquisitions. Net interest income for the third quarter of 2000 was $204, or 3.4% higher than that same three month period ending September 30, 1999. From September 1999 to September 2000 the rate of growth in loans was approximately one and one-half times the rate of growth in deposits experienced by the Corporation, thereby contributing to the higher net interest income recognized. During the third quarter, the rate of loan growth slowed and higher interest rates were paid on interest-bearing liabilities, which led to the Corporation recognizing only a moderate increase in third quarter net interest income.

Total interest income for the nine month periods ending September 30, 2000 and 1999 was $38,428 and $32,443, respectively, an increase in 2000 of $5,985, or 18.4%. Total interest income for the third quarter of 2000 was $1,734, or 14.8% greater than that same 1999 quarter. Interest and fees on loans increased
$6,283, or 22.4% to $34,276 for the first nine months of 2000 compared to $27,993 for the first nine months of 1999. For the third quarter of 2000, interest and fees on loans increased $1,820, or 17.8% compared to the third quarter of 1999. From September 1999 to September 2000, average loan balances increased $55,233, or 11.5%. Investment security income decreased 7.6% for the nine month period ending September 30, 2000 and also declined 10.5% for the third quarter of 2000 when compared to the same 1999 time periods. The reduction of investment security income for both of these periods was the result of a change in asset mix from the security portfolio to the loan portfolio. From September 1999 to September 2000, average investment security balances declined $16,213, or 16.0%.

Total interest expense for the nine month period ending September 30, 2000 and 1999 was $19,821 and $15,695, respectively. For the third quarter of 2000, total interest expense increased $1,530, or 27.0%, compared to the third quarter of 1999. From September 1999 to September 2000, total average interest-bearing liabilities, including short-term and long-term borrowings, increased $35,687, or 6.8%. While interest expense on the note payable the Corporation obtained in connection with the Jasper County branch acquisition increased during these time periods, it was the higher average balance of interest-bearing liabilities coupled with the higher interest rates paid for the use of these funds which primarily led to the overall increase in interest expense.

The following table summarizes the Corporation's net interest income (on a tax-equivalent basis) for each of the periods presented. A marginal federal income tax rate of 34% for each period was used.

                                       Nine Months                         Change from
                                   Ended September 30,                    Prior Period
                                   2000             1999             Amount        Percent
                                   ----             ----             ------        -------
Interest income                  $39,094           $33,043           $6,051          18.3%

Interest expense                  19,821            15,695            4,126          26.3%
                                  ------            ------            ------
     Net interest income         $19,273           $17,348           $1,925          11.1%
                                 =======           =======           =======


                                      Three Months                         Change from
                                   Ended September 30,                    Prior Period
                                   2000             1999             Amount        Percent
                                   ----             ----             ------        -------
Interest income                  $13,661           $11,898           $1,763          14.8%

Interest expense                   7,201             5,671            1,530          27.0%
                                  ------            ------           ------
     Net interest income          $6,460            $6,227           $  233           3.7%
                                  ======            ======           ======

The net interest margin, on a tax equivalent basis for the nine months ending September 30, 2000 and 1999 was 4.24% and 4.25%, respectively.

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

The consolidated provision for loan losses was $900 and $640 for the nine months ending September 30, 2000 and 1999, respectively. The increase in the provision was a result of the Corporation's continued loan growth. The allowance for loan losses was $5,086 and $4,618 at September 30, 2000 and December 31, 1999, respectively. Adding the established credit valuation account with the allowance for loan losses, the allowance as a percentage of loans was 1.04% and 1.06% at September 30, 2000 and December 31, 1999, respectively. The provision for loan losses increased $260, or 40.6% to $900 for the period ending September 30, 2000 while net charge-off"s decreased approximately $95, or 18.1% during that same time period. The increase in the provision for loan losses, along with the decrease in the net loan charge-off activity allowed the allowance to increase at a similar pace as the Corporation's loan portfolio.

Nonperforming loans include nonaccrual loans, restructured loans, and loans delinquent 90 days or more. Loans are classified as nonaccrual when management believes that collection of interest is doubtful, typically when payments are past due 90 days, unless the loans are well secured and in the process of collection.


The following table indicated the composition of nonperforming loans:

                                                                               September 30,       December 31,
                                                                                   2000                1999
                                                                                   ----                ----

         Loans past due 90 days or more                                      $            919    $           584
         Nonaccrual loans                                                               2,522                622
         Restructured loans                                                                93                114
                                                                             ----------------    ---------------

             Total nonperforming loans                                       $          3,534    $         1,320
                                                                             ================    ===============

Despite  the  increase  in  nonperforming  loan totals at  September  30,  2000, management continues to believe the overall asset quality to be good. Historically, the Corporation has experienced relatively low levels of nonperforming loans. While nonperforming loan totals were significantly higher at the end of the third quarter, the current level of nonperforming loans is considered to be manageable, and efforts are underway to collect these loans. As a percentage of the loan portfolio, nonperforming loans totaled .66% and .27%, respectively. Loans past due 90 days or more increased $335, or 57.4% since year-end, primarily due to the increases in mortgage and installment loan delinquencies. The $1,900, or 305.5% increase in nonaccrual loan totals since December 31, 1999 was attributable to five large new commercial loans being added to the nonaccrual list.

Noninterest Income and Expense

Noninterest income totaled $4,289 for the first nine months of 2000, compared to $3,915 for the same period in 1999, an increase of $374, or 9.6%. Noninterest income for the second quarter of 2000 increased $41, or 3.0%, to $1,403 compared to the prior year.

Income from fiduciary activities was $878 and $798 for the nine months ending September 30, 2000 and 1999, respectively. This $80, or 10% increase was attributable to the increase in the base fee structure related to trust activities and services. For the third quarter of 2000, trust fees declined $50, or 16.9% to $245. The performance of the stock market, which also effects fees assessed on certain trust accounts, was generally higher during the first two quarters of 2000 than it was during the third quarter of 2000.

Service  charges  on  deposit  accounts   comprise  the  largest   component  of
noninterest income. The $229, or 20.0% increase in revenue for the first nine months of 2000 was attributed to the larger deposit base being assessed fees as a result of the March 1999 branch acquisitions. For the third quarter of 2000, service charges on deposit accounts increased $78, or 18.2%, compared to the prior year. Higher NSF volume along with an increase in the fee structure in mid-June accounted for the majority of the increase.

Net gain on loans originated and sold in the secondary mortgage market were $464 and $767 for the nine months ending September 30, 2000 and 1999, respectively, a decrease of $303, or 39.5%. For the third quarter of 2000, net gain on loans sold in the secondary mortgage market was $7, or 3.5%, lower than the 1999 time period. The general increase in the interest rate environment has had a significant negative impact on mortgage banking activities, especially in the area of refinancings. Loans sold for the nine months ended September 30, 2000 decreased $23,289, or 38.7% compared to the prior year, while sales for the three months ended September 30, 2000 declined $864, or 5.6% when compared to that same time period one year earlier.

Other service charges and fees were $796 and $667 for the nine months ended September 30, 2000 and 1999, respectively, an increase of $129, or 19.3%. For the third quarter of 2000, other service charges and fees rose $34, or 14.3% compared to the prior year. An increase in non-customer ATM transaction volumes accounted for the majority of the increases posted in each time period.

Other operating income increased $271, or 52.2%, to $790 for the first nine months of 2000, while also increasing $6, or 3.1% for the third quarter of 2000 when compared to the corresponding prior year time periods. The Corporation's Investment Center, a full service brokerage operation offered through Raymond James Financial Services, Inc., member NASD/SIPC, continued to take advantage of the investing opportunities the stock market offered. As a result, revenues grew $368, or 178.6% for the first nine months of 2000, while also increasing $55, or 68.8% for the three month period ending September 20, 2000. Slightly offsetting these increases in Investment Center income is decreased volume incentive income in the secondary mortgage market department, largely due to the lower sales volumes already discussed.

Noninterest expense totaled $14,083 for the first nine months of 2000, compared to $12,641 for that same 1999 period, an increase of $1,442, or 11.4%. Total noninterest expense for the third quarter of 2000 was $459, or 10.3% higher than the prior year.

Salaries and employee benefits expense was $7,806 for the nine months ending September 30, 2000, an increase of $597, or 8.3% from the $7,209 recorded in the first nine months of 1999. Total salaries and benefits expense for the third quarter of 2000 increased $207, or 8.1%, to $2,776 compared to $2,569 recorded for the three months ending September 30, 1999. In addition to the staffing needs of the two new branches and the start-up of the Mortgage Alternative Department, the majority of the increase was attributable to the personnel acquired in the 1999 Jasper County branch acquisitions. The Corporation employed the Jasper County branch staff during the entire nine months of 2000, compared to only six and one-half months in 1999. A decrease of $368 in the valuation of the stock appreciation rights granted to certain senior executives partially offset the increase in salary and employee benefits for the nine months ending September 30, 2000.

Occupancy and equipment expenses increased $117, or 14.8% and $340, or 36.2%, respectively for the nine months ending September 30, 2000. For the three months ending September 30, 2000, occupancy and equipment expenses increased $44, or 15.7% and $136, or 43.9%, respectively. While a certain amount of these increases relate to the opening of the two new branches as well as the Mortgage Alternative Department, the majority of the total increase in occupancy and equipment expenses is related to higher depreciation expense. This is a result of not only the items acquired in the branch acquisitions, but also the investment the Corporation is making in new technology. A new communication system, along with a wide- area network, teller system and proof imaging system, has been installed to enable the Corporation to remain competitive within the market area while also improving overall operational efficiencies.

The $133, or 31.5% increase in intangible amortization is solely attributable to the purchase of the Jasper County branches.

Other operating expenses increased $255, or 7.8% to $3,536 for the first nine months of 2000 compared to the same 1999 time period and $70, or 6.2% for the three months ending September 30, 2000. The majority of the increase in this category for each of these time periods is attributable to the ongoing operational expenses of the branches acquired and new branches opened for items such as telephone, employee education, in addition to increased fees associated with higher ATM volumes.

Income Taxes

The Corporation's effective tax rate for the nine months ended September 30, 2000 and 1999 was 33.8% and 33.4%, respectively. For the three months ended September 30, 2000 and 1999, the effective tax rate for the Corporation was 31.7% and 33.7% respectively.


FINANCIAL CONDITION

Total assets were $686,329 at September 30, 2000 compared to $645,149 at December 31, 1999, an increase of $41,180. Loans held for sale increased $372 while net loans and net premises, furniture, and equipment increased $44,787 and $922, respectively. Conversely, cash and cash equivalents, total investment securities, and intangible assets decreased $3,036, $2,063, and $555, respectively.

Total deposits increased $35,434 to $557,681 at September 30, 2000 compared to $522,247 at December 31, 1999. Short-term borrowings, consisting primarily of repurchase agreements, and FHLB advances increased $791 and $796, respectively. The $796 net increase in FHLB advances was a result of $17,000 in new advances obtained by the Corporation, offset by $16,204 of repayments throughout the first nine months of 2000. Accrued interest payable and other liabilities increased $442, while quarterly principal repayments on the note payable totaled $1,050.
Capital

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

At September 30, 2000, management was not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material effect on the Corporation's consolidated liquidity, capital resources or operations

The Corporation's actual consolidated capital amounts are presented in the following table.

                                                                               September 30,       December 31,
                                                                                   2000                1999
                                                                                   ----                ----

       Tier 1 capital
         Shareholders' equity                                                $         50,552    $        45,785
         Less:  Intangibles                                                           (13,190)           (13,737)
                  Net unrealized losses on available-for-sale
                     equity securities                                                   (116)                 -
         Add/less:  Unrealized loss/(gain) on securities                                1,413              1,956
                                                                             ----------------    ---------------
             TOTAL TIER 1 CAPITAL                                            $         38,659    $        34,004
                                                                             ================    ===============

       Total capital
         Tier 1 capital                                                      $         38,659    $        34,004
         Allowable allowance for loan losses                                            5,086              4,618
                                                                             ----------------    ---------------
             TOTAL  CAPITAL                                                  $         43,745    $        38,622
                                                                             ================    ===============
       RISK WEIGHTED ASSETS                                                  $        522,554    $       483,307
                                                                             ================    ===============
       AVERAGE ASSETS                                                        $        669,292    $       627,045
                                                                             ================    ===============

The Corporation and Bank's actual capital ratios and minimum required levels are presented in the following table.

                                   Actual ratios as of                       Minimum
                              September 30,    December 31,             Capital Adequacy          Well-Capitalized
                                  2000             1999                    Requirement               Requirement
                                  ----             ----                    -----------               -----------
Tier I Capital
 (to average assets)
    Consolidated                  5.78%              5.42%                    4.00%                     5.00%
    Lafayette Bank and Trust      7.37%              7.22%                    4.00%                     5.00%

Tier I Capital
 (to risk weighted assets)
    Consolidated                  7.40%             7.04%                     4.00%                     6.00%
    Lafayette Bank and Trust      9.36%             9.38%                     4.00%                     6.00%

Total Capital
 (to risk weighted assets)
    Consolidated                   8.37%              7.99%                   8.00%                    10.00%
    Lafayette Bank and Trust      10.33%             10.33%                   8.00%                    10.00%


Management believes the Bank met all the capital requirements as of September 30, 2000 and December 31, 1999, and was well-capitalized under the regulatory framework for prompt corrective action. The Corporation, however, was categorized as undercapitalized as of December 31, 1999 due to the Jasper County branch acquisitions, with a total capital ratio of 7.99%, slightly below the 8.00% minimum. The Corporation returned to adequately capitalized status as of March 31, 2000 and has maintained that status through September 30, 2000. Although the Corporation's capital was slightly below the minimum at December 31, 1999, no corrective regulatory action was initiated by the banking regulatory authorities, and management anticipates maintaining its adequately capitalized status in the foreseeable future. The Federal Reserve Bank considers the holding company capital adequacy in connection with any application activity which requires their approval. Further, since the Corporation's capital levels are below the well-capitalized category, the use of expedited Federal Reserve Bank procedures in any application activity which requires their approval will not be available to the Corporation until it once again becomes well-capitalized. Certain statements in this paragraph relating to future capital levels of the Corporation and Bank are forward-looking which may or may not be accurate due to the impossibility of predicting future economic and business events, including the ability of the Corporation to raise additional capital, if needed, as well as other factors that are beyond the control of the Corporation.

Liquidity

The consolidated statement of cash flows illustrates the elements which gave rise to the change in the Corporation's cash and cash equivalents for the nine months ended September 30, 2000 and 1999. Including net income of $5,239, the net cash from operating activities for the first nine months of 2000 generated $6,539 of available cash. Net cash from investing activities utilized $44,531 of available cash primarily as a result of $45,687 of net loan fundings by the Corporation. Net cash from financing activities generated $34,956 of available cash as a result of an $35,434 increase in deposits, along with a $791 increase in short-term borrowings and net proceeds of $796 of FHLB advances, offset by $1,050 of note payable principal repayments and $1,113 in dividends paid.

Total cash outflows for the nine month period in 2000 exceeded cash inflows by $3,036 resulting in a cash and cash equivalent balance of $27,534 at September 30, 2000.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk of the Corporation encompasses exposure to both liquidity and interest rate risk and is reviewed quarterly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2000 from the analysis and disclosures provided in the Corporation's Form 10-K for the year ended December 31, 1999.


PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

        (a)   Exhibits
                 27   Financial Data Schedule for September 30, 2000

        (b)   Reports on Form 8-K
                 No Form 8-K was filed with the SEC during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 10, 2000                 By /s/ Robert J. Weeder
                                        ---------------------------------------
                                                Robert J. Weeder
                                                President and CEO


Date:  November 10, 2000                By /s/ Marvin S. Veatch
                                        ---------------------------------------
                                               Marvin S. Veatch
                                               Vice President and Controller