Form 10-K405
period 2000-12-31
LAFAYETTE BANCORPORATION
filed 2001-03-28
CIK 1035373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended: December 31, 2000

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

          Securities registered pursuant to Section 12(b) of the Act:

          Title of each class         Name of each exchange on which registered

                  NONE                Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

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

                                 YES [X] NO [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant (assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are affiliates) valued at the price of the last trade price of $14.125 reported on the OTC Bulletin Board as of March 16, 2001, was approximately $54,530,509.

As of March 16, 2001, there were outstanding 3,957,522 common shares, no par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

     (1)   Portions  of  the  Annual   Report  to   Shareholders   of  Lafayette
Bancorporation for 2000, to the extent stated herein, are incorporated by reference into Parts I and II.

     (2) Portions of the Proxy Statement of Lafayette Bancorporation for the Annual Meeting of its Shareholders to be held April 9, 2001, to the extent stated herein, are incorporated by reference into Part III.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                     PART I

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

     The Bank was  chartered  as an Indiana  state-chartered  bank in 1899.  The
Bank's principal executive offices are also located at 133 North 4th Street, Lafayette, Indiana 47902 and its telephone number is (765) 423-7100. At December 31, 2000, the Bank was the largest bank headquartered in Tippecanoe County with total assets of $741,147,000 and total deposits of $578,297,000.

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

     Employees

     The Corporation has no compensated employees. At December 31, 2000, the Bank employed 267 full-time employees and 57 part-time employees. The Bank is not a party to any collective bargaining agreements, and employee relations are considered to be good.

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

     General.
     -------

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

      Capital Standards.
      -----------------

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

     For a detailed discussion of the regulatory capital requirements and the Corporation's and Bank's compliance with those requirements, see "Capital Adequacy" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note [14] of Notes to Consolidated Financial Statements.

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

     Prompt Corrective Action and Other Enforcement Mechanisms.
     ---------------------------------------------------------

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

     "Well-Capitalized":
     ----------------

          Total risk-based capital of 10% or more; Tier 1 risk-based ratio capital of 6% or more; and Leverage ratio of 5% or more.

     "Adequately Capitalized":
     ----------------------

          Total risk-based capital of at least 8%; Tier 1 risk-based capital of at least 4%; and Leverage ratio of at least 4%.

     "Undercapitalized":
     ----------------

          Total risk-based capital less than 8%; Tier 1 risk-based capital less than 4%; or Leverage ratio less than 4%.

     "Significantly Undercapitalized":
     ------------------------------

          Total risk-based capital less than 6%; Tier 1 risk-based capital less than 3%; or Leverage ratio less than 3%.

     "Critically Undercapitalized":
     ---------------------------

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

     As discussed in the "Capital Adequacy" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report to Shareholders and Note 14 to the Corporation's Financial Statements, which are incorporated herein by reference, the consolidated and bank-only capital levels were significantly reduced as a result of the Bank's acquisition of the three Jasper County branches on March 12, 1999. In response, the Corporation borrowed $14,000,000 and contributed $13,000,000 of capital to the Bank for the Bank to maintain its well-capitalized status. As of December 31, 1999, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action, but the Corporation was categorized as undercapitalized as of December 31, 1999, as the total capital ratio was 7.99%, slightly below the 8% minimum. Although the Corporation's capital was slightly below the minimum at December 31, 1999, no corrective action was initiated by the banking regulatory authorities. The Corporation returned to adequately capitalized status as of March 31, 2000 and maintained that status through December 31, 2000. See Items 7 and 8 below.

     Safety and Soundness Standards.
     ------------------------------

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

     Restrictions on Dividends and Other Distributions.
     -------------------------------------------------

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

     FDIC Insurance Assessments.
     --------------------------

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

     Interstate Banking and Branching.
     --------------------------------

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

     Community Reinvestment Act.
     --------------------------

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

     Inter-Corporate Borrowings.
     --------------------------

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

     Impact of Monetary Policies.
     ---------------------------

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

     Recent Legislative and Regulatory Changes.
     -----------------------------------------

     The Gramm-Leach-Bliley Act, which was signed into law on December 12, 1999 and became effective March 11, 2000, permits bank holding companies to qualify as "financial holding companies" that may engage in a broad range of financial activities that are "financial in nature," including underwriting, dealing in and making a market in securities; insurance underwriting and agency activities; and merchant banking. The Gramm-Leach-Bliley Act also authorizes banks to engage through financial subsidiaries in nearly all of the activities permitted for financial holding companies.

     The Gramm-Leach-Bliley Act also imposes significant new financial privacy obligations and reporting requirements on banks as well as on other financial institutions. Among other things, financial institutions are required to (a) establish privacy policies and disclose them to customers both at the time of establishing the customer relationship and on an annual basis, and (b) permit customers to opt out of the financial institution's disclosure of customer nonpublic personal information to third parties that are not affiliated with the financial institution. In May 2000, the banking agencies issued final regulations implementing the Gramm-Leach-Bliley Act provisions governing the privacy of consumer financial information. Full compliance with the new regulations is required by July 1, 2001.

     The Corporation and the Bank do not believe that the Gramm-Leach-Bliley Act will have a material adverse effect on the Bank's operations. To the extent that the Gramm-Leach-Bliley Act permits banks, securities firms and insurance companies to affiliate, however, the financial services industry is likely to experience further consolidation, resulting in increased competition for the Bank from larger and diverse companies, many of which may have substantially greater financial resources than the Corporation and the Bank.


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

ITEM 2. Properties.

     The Corporation, through the Bank, currently operates from its main office in downtown Lafayette and from 18 additional locations in Tippecanoe, White and Jasper Counties in Indiana. Information about the Bank's locations is set forth in the table below:




======================================== ======================================== ==================================
                                                                                 ADDITIONAL
                                                                                 BANKING
                                         LOCATION/                               FUNCTIONS
            NAME OF OFFICE               TELEPHONE NO.                           OFFERED
            --------------               -------------                           -------
---------------------------------------- ---------------------------------------- ----------------------------------
Downtown Main Office                     133 North 4th Street                     oTrust Department
                                         Lafayette, Indiana                       oMortgage Loan Department
                                         (765) 423-7100                           oCommercial Loan
                                                                                     Department
---------------------------------------- ---------------------------------------- ----------------------------------
Downtown Motor Bank                      401 North 4th Street                     o24-Hour MAC Automatic
                                         Lafayette, Indiana                        Teller Machine
                                         (765) 423-7165
---------------------------------------- ---------------------------------------- ----------------------------------
Elston Branch                            2862 U.S. 231 South                      o24-Hour MAC Automatic
                                         Lafayette, Indiana                        Teller Machine
                                         (765) 423-7166
---------------------------------------- ---------------------------------------- ----------------------------------
Lafayette Square                         2504 Teal Road                           o24-Hour MAC Automatic
  Branch                                 Lafayette, Indiana                        Teller Machine
                                         (765) 423-7164
---------------------------------------- ---------------------------------------- ----------------------------------
Market Square Branch                     2200 Elmwood Avenue                      oInstallment Loan Department
                                         Lafayette, Indiana                       o24-Hour MAC Automatic
                                         (765) 423-7163                            Teller Machine
---------------------------------------- ---------------------------------------- ----------------------------------
Tippecanoe Court                         Pay Less Super Market                    o24-Hour MAC Automatic
Branch                                   2513 Maple Point Drive                    Teller Machine
                                         Lafayette, Indiana
                                         (765) 423-3821
---------------------------------------- ---------------------------------------- ----------------------------------
West Lafayette Branch                    2329 North Salisbury Street              o24-Hour MAC  Automatic
                                         West Lafayette, Indiana                   Teller Machine
                                         (765) 423-7162
---------------------------------------- ---------------------------------------- ----------------------------------
26 East Branch                           3901 S.R. 26 East                        oInvestment Center
                                         Lafayette, Indiana                       oInsurance Department
                                         (765) 423-7167                           o24-Hour MAC Automatic
                                                                                   Teller  Machine
---------------------------------------- ---------------------------------------- ----------------------------------
Elmwood Avenue                           Pay Less Super Market                    o24-Hour MAC Automatic
  Branch                                 1904 Elmwood Avenue                       Teller Machine
                                         Lafayette, Indiana
                                         (765) 423-3831
---------------------------------------- ---------------------------------------- ----------------------------------
Valley Lakes Branch                      1803 East 350 South                      o24-Hour MAC Automatic
                                         Lafayette, Indiana                        Teller Machine
                                         (765) 423-3841
---------------------------------------- ---------------------------------------- ----------------------------------
Super Wal-Mart Branch                    4205 Commerce Drive                      o24-Hour MAC Automatic
                                         Lafayette, Indiana                        Teller Machine
                                         (765) 423-2027
---------------------------------------- ---------------------------------------- ----------------------------------
Brookston Branch                         S.R. 18 West and HWY 43                  o24-Hour MAC Automatic
                                         Brookston, Indiana                        Teller Machine
                                         (765) 563-6400
---------------------------------------- ---------------------------------------- ----------------------------------
Monticello Branch                        116 East Washington St.                  o24-Hour MAC Automatic
                                         Monticello, Indiana                       Teller Machine
                                         (219) 583-4666
---------------------------------------- ---------------------------------------- ----------------------------------
Super Wal-Mart Branch                    1088 West Broadway Street                o24-Hour MAC Automatic
                                         Monticello, Indiana                       Teller Machine
                                         (219) 583-3078
---------------------------------------- ---------------------------------------- ----------------------------------
Reynolds Branch                          U.S. 24 West                             o24-Hour MAC Automatic
                                         Reynolds, Indiana                         Teller Machine
                                         (219) 984-5471
---------------------------------------- ---------------------------------------- ----------------------------------
DeMotte Branch                           437 North Halleck                        o24-Hour MAC Automatic
                                         DeMotte, Indiana 46310                    Teller Machine
                                         (219) 987-5812
---------------------------------------- ---------------------------------------- ----------------------------------
Remington Branch                         101 East Division Street                 o24-Hour MAC Automatic
                                         Remington, Indiana 47977                  Teller Machine
                                         (219) 866-2161
---------------------------------------- ---------------------------------------- ----------------------------------
Rensselaer Branch                        200 West Washington Street               o24-Hour MAC Automatic
                                         Rensselaer, Indiana 47978                 Teller Machine
                                         (219) 866-7121
---------------------------------------- ---------------------------------------- ----------------------------------
Rensselaer Motor Bank                    200 North Van Rensselaer
                                         Rensselaer, Indiana 47978
                                         (219) 866-1455
======================================== ======================================== ==================================


     The Bank owns its main office and all its branch offices, except the Market Square, Tippecanoe Court Pay Less, Elmwood Pay Less, Valley Lakes, Lafayette Super Wal-Mart, and Monticello Super Wal-Mart branches, all of which are leased. The West Lafayette and 26 East branch facilities are owned by the Bank; however, both are subject to land leases. The main office facility, which is used predominantly by the Corporation and the Bank, contains approximately 63,000 square feet. The remaining space is leased to various unrelated business operations. The other branches range in size from nearly 12,225 square feet down to approximately 450 square feet. The Bank's Data Center is located at 320 North Street in Lafayette, Indiana, and houses the Bank's data processing operations in addition to the proof and checking departments.

ITEM 3. Legal Proceedings.

     There are no material pending legal proceedings, other than routine litigation incidental to their business, to which the Corporation or the Bank is a party or of which any of its property is subject.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     There was no matter submitted during the fourth quarter of 2000 to a vote of security holders, by solicitation of proxies or otherwise.

Special Item. Executive Officers of the Registrant.


        Name                                          Age                          Offices Held
Joseph A. Bonner                                      69      Chairman of the Board of the Corporation and the Bank

Robert J. Weeder                                      63      Chief Executive Officer and President of the
                                                              Corporation and the Bank

Robert J. Ralston                                     59      Executive Vice President/Senior Operations Officer
                                                              and Secretary/Treasurer of the Bank

Tony S. Albrecht                                      37      Senior Vice President and Manager, Commercial Loan Department

Lawrence A. Anthrop                                   56      Senior Vice President and Senior Trust Office of the Bank

E. James Brisco                                       48      Senior Vice President and Manager, Mortgage Loan
                                                              Department of the Bank

Daniel J. Gick                                        43      Senior Vice President and Manager, Retail Banking

Hal D. Job                                            57      Regional President, Jasper County Market

Michelle D. Turnpaugh                                 35      Secretary/Treasurer of the Corporation and Assistant
                                                              Secretary of the Bank

Marvin S. Veatch                                      36      Vice President and Controller of the Bank

Charles E. Wise                                       54      Senior Vice President and Branch Manager of the
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

     Mr. Ralston became Executive Vice President of the Bank in December, 1996, and was appointed Secretary/Treasurer of the Bank in September, 1996.

     Ms. Turnpaugh was appointed Secretary/Treasurer of the Corporation in September, 1996.

     Mr. Wise became Senior Vice President of the Bank in December, 1996.

                                     PART II

     The information in Part II of this report is incorporated by reference to the indicated sections of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000.

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

ITEM 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

                  Not applicable.

                                    PART III

     Except as set forth below in "Directors and Executive Officers of the Corporation," the information for Items 10 through 13 of this Report is incorporated herein by reference from the Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 9, 2001, which was filed with the Commission pursuant to Regulation 14A on March 2, 2001.

ITEM 10. Directors and Executive Officers of the Corporation.

     The information required by this item relating to Executive Officers is found under the heading "Special Item. Executive Officers of the Registrant" in
Part I of this Report and the information required by this item relating to Directors is included under the caption "Election of Directors" in the Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 9, 2001, which has been filed with the Commission and is incorporated herein by reference in this Form 10-K.

ITEM 11. Executive Compensation.

     The information required by this item is included under the caption "Executive Compensation" in the Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 9, 2001, which has been filed with the Commission and is incorporated by reference in this Form 10-K.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is included under the caption "Election of Directors" in the Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 9, 2001, which has been filed with the Commission and is incorporated by reference in this Form 10-K.

ITEM 13. Certain Business Relationships and Related Transactions.

     The information required by this item is included under the captions "Certain Business Relationships and Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 9, 2001, which has been filed with the Commission and is incorporated by reference in this Form 10-K.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     The documents listed below are either filed as a part of this Report or incorporated by reference from the Annual Report to Shareholders or the Corporation's Registration Statement as indicated.

     (a)1. Financial Statements.

                                                              Annual Report to
                                                                Shareholders
                                                                    Page
                                                                 ----------

         Report of Independent Auditors                              24

         Consolidated Balance Sheets as of
           December 31, 2000 and 1999                                25

         Consolidated Statements of Income for
           the years ended December 31, 2000,
           1999 and 1998                                             26

         Consolidated Statements of Changes
           in Shareholders' Equity for the years
           ended December 31, 2000, 1999 and 1998                    27

         Consolidated Statements of Cash Flows
           for the years ended December 31,
           2000, 1999 and 1998                                       28

         Notes to Consolidated Financial
           Statements                                                29-36

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

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Dated: March 27, 2001               LAFAYETTE BANCORPORATION

                                    By:/s/ Robert J. Weeder
                                       Robert J. Weeder, President


     In accordance with the Exchange Act, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: March 27, 2001               /s/ Robert J. Weeder
                                    Robert J. Weeder, President (Principal
                                    Executive Officer) and Director


Dated: March 27, 2001               /s/ Marvin S. Veatch
                                    Marvin S. Veatch, Controller (Principal
                                    Accounting Officer and Principal
                                    Financial Officer)


Dated: March 27, 2001               /s/ Richard A. Boehning
                                    Richard A. Boehning, Director


Dated: March 27, 2001               /s/ Joseph A. Bonner
                                    Joseph A. Bonner, Director


Dated: March 27, 2001               /s/ Wilbur L. Hancock
                                    Wilbur L. Hancock, Director


Dated: March 27, 2001               /s/ Roy D. Meeks
                                    Roy D. Meeks, Director

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

10.3*           Lafayette Bank and Trust Company Directors
                Deferred Compensation Plan and Form of
                Agreement (1987) are incorporated by reference to Exhibit 10.3 of Registrant's Form 10, which became effective on June 30, 1997.

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

13              Registrant's 2000 Annual Report to Shareholders
                (includes only portions incorporated by reference).

21              Subsidiaries of Registrant.

23              Consent of Independent Auditors

* Indicates Exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as Exhibits to this Form 10-K.