Form 10-Q
period 2001-03-31
LAFAYETTE BANCORPORATION
filed 2001-05-14
CIK 1035373

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

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

Class                                             Outstanding at May 11, 2001
Common Stock, without par value                              3,957,522 shares

                            LAFAYETTE BANCORPORATION

                                      INDEX


PART I.             FINANCIAL INFORMATION

Item 1.

     Consolidated Balance Sheets -- March 31, 2001 and December 31, 2000

     Consolidated Statements of Income and Comprehensive Income -- Three Months Ended March 31, 2001 and 2000

     Consolidated Statements of Cash Flows -- Three Months Ended March 31, 2001 and 2000

     Notes to Consolidated Financial Statements -- March 31, 2001


Item 2.

     Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3.

     Quantitative and Qualitative Disclosures About Market Risk




PART II.            OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

       a)     Exhibits


       b)     Reports on Form 8-K



SIGNATURES

                            LAFAYETTE BANCORPORATION

       ------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.


ITEM 1.
                                                       LAFAYETTE BANCORPORATION
                                                      CONSOLIDATED BALANCE SHEETS
                                                     (Dollar amounts in thousands)

---------------------------------------------------------------------------------------------------------------------------------

                                                                                  (Unaudited)
                                                                                   March 31,         December 31,
                                                                                     2001                2000
                                                                                     ----                ----
ASSETS
Cash and due from banks                                                       $       22,989      $      26,452
Interest-bearing balances with other financial institutions                           26,609             21,820
Federal funds sold                                                                    24,800             25,200
                                                                              --------------      -------------
    Total cash and cash equivalents                                                   74,398             73,472

Securities available-for-sale (at market)                                             86,210             78,857
Securities held-to-maturity (market value $4,287
  and $4,580)                                                                          4,134              4,484
Loans held for sale                                                                    7,383              5,949
Loans                                                                                533,387            537,725
    Less:  Allowance for loan losses                                                  (5,194)            (5,071)
                                                                              --------------      -------------
       Loans, net                                                                    528,193            532,654
Federal Home Loan Bank stock (at cost)                                                 2,200              2,200
Premises, furniture and equipment, net                                                11,122             11,353
Intangible assets                                                                     12,828             13,007
Accrued interest receivable and other assets                                          17,785             19,171
                                                                              --------------      -------------

          Total assets                                                        $      744,253      $     741,147
                                                                              ==============      =============




LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Noninterest-bearing deposits                                              $       62,881      $      70,866
    Interest-bearing demand and savings deposits                                     255,967            230,984
    Interest-bearing time deposits                                                   285,287            276,447
                                                                              --------------      -------------
       Total deposits                                                                604,135            578,297
    Short-term borrowings                                                             31,135             55,572
    FHLB advances                                                                     35,389             35,737
    Note payable                                                                      11,200             11,550
    Accrued interest payable and other liabilities                                     7,696              7,190
                                                                              --------------      -------------
       Total liabilities                                                             689,555            688,346


Shareholders' equity
    Common stock, no par value:  5,000,000 shares authorized;
    3,957,522 and 3,953,616 shares issued and outstanding                              3,958              3,954
    Additional paid-in capital                                                        38,071             38,024
    Retained earnings                                                                 12,367             11,086
    Accumulated other comprehensive income                                               302               (263)
                                                                              --------------      --------------
       Total shareholders' equity                                                     54,698             52,801
                                                                              --------------      -------------

          Total liabilities and shareholders' equity                          $      744,253      $     741,147
                                                                              ==============      =============


                            LAFAYETTE BANCORPORATION

       -----------------------------------------------------------------

          See accompanying notes to consolidated financial statements

                            LAFAYETTE BANCORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      For the three months ended March 31,
                        2001 and 2000 (Dollar amounts in
                        thousands, except per share data)
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------

                                                                                   2001                2000
                                                                                   ----                ----
Interest income
    Loans                                                                     $       11,842      $      10,744
Taxable securities                                                                       776                860
    Tax exempt securities                                                                423                412
    Other                                                                                745                107
                                                                              --------------      -------------
       Total interest income                                                          13,786             12,123
Interest expense
    Deposits                                                                           6,393              5,114
    Short-term borrowings                                                                470                339
    Other borrowings                                                                     736                586
                                                                              --------------      -------------
       Total interest expense                                                          7,599              6,039
                                                                              --------------      -------------
Net interest income                                                                    6,187              6,084
Provision for loan losses                                                                300                300
                                                                              --------------      -------------
Net interest income after provision for loan losses                                    5,887              5,784
Noninterest income
    Income from fiduciary activities                                                     297                316
    Service charges on deposit accounts                                                  488                405
    Net realized gain on securities                                                        -                  -
    Net gain on loan sales                                                               366                112
    Other service charges and fees                                                       259                253
    Investment product commissions                                                       117                 89
    Other operating income                                                               122                 77
                                                                              --------------      -------------
       Total noninterest income                                                        1,649              1,252
                                                                              --------------      -------------
Noninterest expense
    Salaries and employee benefits                                                     2,958              2,318
    Occupancy expenses, net                                                              326                281
    Equipment expenses                                                                   469                389
    Intangible amortization                                                              179                185
    Other operating expenses                                                           1,195              1,130
                                                                              --------------      -------------
       Total noninterest expense                                                       5,127              4,303
                                                                              --------------      -------------
Income before income taxes                                                             2,409              2,733
Income taxes                                                                             731                935
                                                                              --------------      -------------
Net income                                                                             1,678              1,798
                                                                              --------------      -------------
Other comprehensive income, net of tax:
    Change in unrealized gains / (losses) on securities                                  565                (19)
                                                                              --------------      --------------
Comprehensive income                                                          $        2,243      $       1,779
                                                                              ==============      =============

Basic earnings per share                                                      $         .42   $             .46
                                                                              =================================
Diluted earnings per share                                                    $         .42   $             .45
                                                                              =================================
Dividend per share                                                            $         .10   $             .09
                                                                              ==============  =================


       ------------------------------------------------------------------
          See accompanying notes to consolidated financial statements

                            LAFAYETTE BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2001 and 2000
                          (Dollar amounts in thousands)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------------------

                                                                          2001            2000
                                                                          ----            ----

Cash flows from operating activities
    Net income                                                         $     1,678    $     1,798
    Adjustments to reconcile net income to net cash
      from operating activities
       Depreciation                                                            358            305
       Net amortization                                                        170            182
       Provision for loan losses                                               300            300
       Change in assets and liabilities:
          Loans originated for sale                                        (23,760)       (11,081)
          Loans sold                                                        22,326          9,903
          Accrued interest receivable and other assets                         993            904
          Accrued interest payable and other liabilities                       506           (106)
                                                                       -----------    ------------
              Net cash from operating activities                             2,571          2,205
Cash flows from investing activities
    Purchase of securities available-for-sale                              (16,500)        (1,630)
    Proceeds from sales of securities available-for-sale                         -              -
    Proceeds from maturities of securities available-for-sale               10,092          1,160
    Purchase of securities held-to-maturity                                      -              -
    Proceeds from maturities of securities held-to-maturity                    350            228
    Loans made to customers, net of payments collected                       4,142        (14,474)
    Property and equipment expenditures                                       (127)          (416)
    Proceeds from sales of other real estate                                    41              -
                                                                       -----------    -----------
              Net cash from investing activities                            (2,002)       (15,132)
Cash flows from financing activities
    Net change in deposit accounts                                          25,838         18,870
    Net change in short-term borrowings                                    (24,437)           (27)
    Payments on FHLB advances                                                 (348)        (9,368)
    Payments on note payable                                                  (350)          (350)
    Common stock issued                                                         50             67
    Dividends paid                                                            (396)          (358)
                                                                       ------------   ------------
              Net cash from financing activities                               357          8,834
Net change in cash and cash equivalents                                        926         (4,093)
Cash and cash equivalents at beginning of period                            73,472         30,570
                                                                       -----------    -----------
Cash and cash equivalents at end of period                             $    74,398    $    26,477
                                                                       ===========    ===========



Supplemental disclosures of cash flow information Cash paid during the period for:
       Interest                                                        $     7,545    $     5,938
       Income taxes                                                            850            570
Non-cash investing activity
     Loans transferred to other real estate                            $        28    $         -



         -------------------------------------------------------------
          See accompanying notes to consolidated financial statements

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

----------------------------------------------------------------------------

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


                                                             March 31,           March 31,
                                                               2001                2000
                                                               ----                ----
Basic earnings per share
 Net income                                                $       1,678      $        1,798
Weighted average shares outstanding                            3,956,177           3,945,302
                                                           -------------      --------------

    Basic earnings per share                               $            .42  $              .46
                                                           =====================================


Diluted earnings per share
 Net income                                                $       1,678      $        1,798

Weighted average shares outstanding                            3,956,177           3,945,302
Diluted effect of assumed shares
  exercised of stock options                                      36,906              64,761
                                                           -------------      --------------
    Diluted average shares outstanding                         3,993,083           4,010,063
                                                           --------------     --------------

    Diluted earnings per share                             $            .42  $             .45
                                                           =====================================

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)
------------------------------------------------------------------------------

NOTE 3 - SECURITIES

The amortized cost and estimated fair values of securities are as follows at March 31, 2001:

                                                         Amortized                      Estimated
                                                           Cost                        Fair Value
Securities Available-for-Sale
U.S. Government and its agencies                       $     3,001                    $     3,007
Obligations of states and political subdivisions            30,574                         31,158
Corporate obligations                                        8,573                          8,666
Mortgage-backed and other asset-backed securities           41,005                         40,778
Other securities                                             2,558                          2,601
                                                       -----------                    -----------
                                                       $    85,711                    $    86,210
                                                       ===========                    ===========

Securities Held-to-Maturity

Obligations of states and political subdivisions       $     4,134                    $     4,287
                                                       ===========                    ===========


The amortized cost and estimated fair values of securities are as follows at December 31, 2000:

                                                         Amortized                      Estimated
                                                           Cost                        Fair Value
Securities Available-for-Sale
U.S. Government and its agencies                       $     4,201                    $     4,193
Obligations of states and political subdivisions            30,880                         31,012
Corporate obligations                                        3,953                          4,001
Mortgage-backed and other asset-backed securities           37,699                         37,105
Other securities                                             2,560                          2,546
                                                       -----------                    -----------
                                                       $    79,293                    $    78,857
                                                       ===========                    ===========

Securities Held-to-Maturity

Obligations of states and political subdivisions       $     4,484                    $     4,580
                                                       ===========                    ===========


NOTE 4 - LOANS

Loans are comprised of the following:

                                                                                March 31,         December 31,
                                                                                   2001                2000
                                                                                   ----                ----

         Commercial and agricultural loans                                   $        211,801    $       215,087
         Real estate construction loans                                                59,584             54,768
         Residential real estate loans                                                211,233            212,190
         Installment loans to individuals                                              48,772             50,696
         Commercial paper                                                               1,997              4,984
                                                                             ----------------    ---------------

             Total loans                                                     $        533,387    $       537,725
                                                                             ================    ===============

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)
------------------------------------------------------------------------------


NOTE 5 - ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses is as follows:

                                                               2001                2000
                                                               ----                ----

    Balance, January 1                                     $       5,071      $        4,618
    Provision charged to operations                                  300                 300
    Loans charged-off                                               (210)                (89)
    Recoveries on loans previously charged-off                        33                  31
                                                           -------------      --------------

    Balance, March 31                                      $       5,194      $        4,860
                                                           =============      ==============




NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings are comprised of the following:

                                                                                 March 31,         December 31,
                                                                                   2001                2000
                                                                                   ----                ----

         Repurchase agreements                                               $         30,542    $        54,275
         Treasury tax and loan open-end note                                              593              1,297
                                                                             ----------------    ---------------

             Total short-term borrowings                                     $         31,135    $        55,572
                                                                             ================    ===============




NOTE 7 - SEGMENT INFORMATION

The Corporation's operations include three primary segments: banking, mortgage banking, and trust. Through its banking subsidiary's locations in Tippecanoe, White, and Jasper Counties, the Corporation provides traditional community banking services, such as accepting deposits and making commercial, residential and consumer loans. Mortgage banking activities include the origination of residential mortgage loans for sale on a servicing released basis to various investors. The Corporation's trust department provides both personal and corporate trust services.

The Corporation's three reportable segments are determined by the products and services offered. Interest on loans, investments and deposits comprise the primary revenues and expenses of the banking operation, net gains on loans sold account for the primary revenues in the mortgage banking segment, and trust administration fees provide the primary revenues in the trust department.

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)
---------------------------------------------------------------------------


NOTE 7 - SEGMENT INFORMATION (Continued)

The following segment financial information has been derived from the internal profitability reporting system utilized by management to monitor and manage the financial performance of the Corporation. The accounting policies of the three segments are the same as those described in the summary of significant accounting policies of the annual report. The Corporation evaluates segment performance based on profit or loss before income taxes. The evaluation process for the mortgage banking and trust segments include only direct expenses, while certain indirect expenses, including goodwill, are absorbed by the banking operation. The difference between segment totals and consolidated totals are holding company amounts and income tax expense.

Quarter ended March 31:


2001                                                              Mortgage                               Total
----                                                Banking        Banking            Trust            Segments

     Net interest income                    $         6,346    $           37     $            -    $         6,383
     Net gain on loan sales                               -               366                  -                366
     Other noninterest income                           986                 -                297              1,283
     Noncash items:
         Depreciation                                   332                14                 12                358
         Provision for loan loss                        300                 -                  -                300
     Segment profit                                   2,440               164                 91              2,695
     Segment assets                                 736,119             7,549                167            743,835





2000                                                              Mortgage                               Total
----                                                Banking        Banking            Trust            Segments

     Net interest income                    $         6,271    $           33     $            -    $         6,304
     Net gain on loan sales                               -               112                  -                112
     Other noninterest income                           818                 6                316              1,140
     Noncash items:
         Depreciation                                   281                12                 12                305
         Provision for loan loss                        300                 -                  -                300
     Segment profit                                   2,947                40                137              3,124
     Segment assets                                 650,412             4,492                190            655,094



NOTE 8 - NEW ACCOUNTING PRONOUNCEMENT

Beginning January 1, 2001, a new accounting standard requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard on January 1, 2001 had no effect on the financial statements, as no applicable derivatives were held.

ITEM 2.
                            LAFAYETTE BANCORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                          OPERATIONS (Dollar amounts in
                        thousands, except per share data)

Lafayette Bancorporation (the "Corporation") is a one-bank holding company located in Lafayette, Indiana. The Corporation's wholly-owned subsidiary, Lafayette Bank and Trust Company ("Bank") conducts business from its main office and seventeen branches located in Tippecanoe, White, and Jasper Counties, Indiana. The Corporation provides a wide range of commercial and personal banking activities, including accepting deposits; making commercial and consumer loans; originating mortgage loans; providing personal and corporate trust services; providing investment advisory and brokerage services; and providing auto, homeowners, and other insurance products.

On March 14, 2001, the Corporation established a loan production office in Flora, Indiana. This Carroll County Loan Center, which provides a full-range of lending products, is currently staffed by three individuals. Subject to regulatory approval, the Corporation plans to open a full-service branch in Flora in order to meet all the banking needs of Carroll County residents.

On March 15, 2000, the Corporation opened a full-service branch located in the Super Wal-Mart in Monticello, Indiana. Also, on July 19, 2000, a similar full-service branch was opened in the Super Wal-Mart in Lafayette, Indiana. Both of these locations are open seven days a week to serve the Corporation's customers.

The Corporation established a new mortgage line of business during the second quarter of 2000, which assists customers who do not meet the qualifications of conventional or traditional mortgage loan programs in securing financing. The newly created Mortgage Alternative Department will only offer mortgage products, such as first and second mortgages and lines of credit that are secured by real estate. Loans originated in this department are pre-approved for sale and are sold in the secondary mortgage market with no servicing retained.


RESULTS OF OPERATIONS


Net Income

The Corporation earned $1,678, or $.42 per share for the first quarter of 2001 compared to $1,798, or $.46 per share for the first quarter of 2000. The $120, or 6.7% decrease in net income was attributable to the declining net interest margin, which was significantly impacted by the Federal Reserve's three deep interest rate cuts during the first quarter of 2001. Increases in service charges, net realized gain on the sale of mortgage loans, investment product commissions, and other operating income contributed to earnings. Increases in salaries and employee benefits, and occupancy and equipment expenses, as a result of the two new Wal-Mart branches, the Mortgage Alternative Department, and the Carroll County Loan Center, more than offset the increases posted to noninterest income. None of the new operations mentioned above were in place during the first quarter of 2000, with the exception of one Wal-Mart branch which opened March 15, 2000.

Return on average assets (ROA) was .91% and 1.11% for the periods ending March 31, 2001 and 2000, while return on average equity (ROE) was 12.46% and 15.48% for the periods ending March 31, 2001 and 2000, respectively.


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

Net interest income for the first quarter of 2001 was $103, or 1.7% higher than that same three-month period ending March 31, 2000. Total interest income increased $1,663, or 13.7% to $13,786 for the first quarter of 2001, while total interest expense increased $1,560, or 25.8% for the same time period. In general, the small increase in net interest income was due to asset interest rates, predominately loans, declining at a greater and faster pace than liability interest rates. Assets generally reprice immediately, and depending on the index to which loans are tied, the repricing could equal any Federal Reserve change made in interest rates. Interest-bearing liabilities, other than money market accounts, will reprice at maturity, which is normally at some future point in time. In addition, the extent of repricing on interest-bearing liabilities generally tends to be less than any interest rate change initiated by the Federal Reserve, due to the competitive local market.

The following table summarizes the Corporation's net interest income (on a tax-equivalent basis) for each of the periods presented. A marginal federal income tax rate of 34% for each period was used.

                                      Three Months                         Change from
                                     Ended March 31,                      Prior Period
                                   2001             2000             Amount        Percent
                                   ----             ----             ------        -------


Interest income                  $14,027           $12,337           $1,690          13.7%

Interest expense                   7,599             6,039            1,560          25.8%
                                   -----             -----            -----
     Net interest income          $6,428            $6,298          $   130           2.1%
                                  ======            ======          =======



The net interest margin, on a tax equivalent basis for the three months ending March 31, 2001 and 2000 was 3.79% and 4.29%, respectively.


Provision for Loan Losses and Asset Quality

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount believed by management to be sufficient to absorb losses inherent in the credit portfolio. Management conducts, on a quarterly basis, a detailed evaluation of the adequacy of the allowance.

The consolidated provision for loan losses was $300 for the three months ending March 31, 2001 and 2000. The allowance for loan losses was $5,194 and $5,071 at March 31, 2001 and December 31, 2000, respectively. Adding the credit valuation account, which was established in connection with the 1999 purchase of the Bank One branches, with the allowance for loan losses, the allowance as a percentage of loans was 1.04% and 1.02% at March 31, 2001 and December 31, 2000, respectively. During the first quarter of 2001 net charge-offs increased to $177, compared to $58 during the same time period one year earlier. This $119 change was primarily associated with increases in commercial and installment loan portfolio charge-offs.

Nonperforming loans include nonaccrual loans, restructured loans, and loans delinquent 90 days or more. Loans are classified as nonaccrual when management believes that collection of interest is doubtful, typically when payments are past due 90 days, unless the loans are well secured and in the process of collection.


The following table indicated the composition of nonperforming loans:

                                                                                 March 31,         December 31,
                                                                                   2001                2000
                                                                                   ----                ----

         Loans past due 90 days or more                                      $            860    $         1,052
         Nonaccrual loans                                                               3,006              2,718
         Restructured loans                                                                31                 55
                                                                             ----------------    ---------------

             Total nonperforming loans                                       $          3,897    $         3,825
                                                                             ================    ===============

Management continues to believe overall asset quality remains satisfactory despite a slight increase in the nonperforming loan totals. While loans past due 90 days or more and restructured loan totals have declined slightly since year-end, nonaccrual loan totals have increased $288, or 10.6%. The majority of the change between the loans past due 90 days or more category and the nonaccrual loan category was a result of two mortgage loans from one borrower which were 90 days or more past due being placed on nonaccrual status during the first quarter of 2001. At both March 31, 2001 and 2000, total nonperforming loans as a percentage of assets were .52%.


Noninterest Income and Expense

Noninterest income increased $397, or 31.7% for the first three months of 2001, compared to the same 2000 time period. Income from fiduciary activities decreased 6.0% to $297 for the quarter ending March 31, 2001. The lower fees recorded were a direct result of the recent decline in the performance of the stock market, in that the market value of assets are used in determining the amount of fee income derived by the Corporation.

Service charges on deposit accounts comprise the largest component of noninterest income. The $83, or 20.5% increase in revenue for the first three months of 2001 was attributed to higher NSF and service charge income associated with the Corporation's larger deposit base.

Net gain on loans originated and sold in the secondary mortgage market increased 226.8% to $366 for the first quarter of 2001 compared to $112 for the first quarter of 2000. The lower interest rate environment generated greater opportunities for customers, both in the new home and refinancing markets, and led to an increase of $12,423, or 125.4% in loan sales for the first quarter of 2001 compared to the first quarter of 2000.

For customers of the Investment Center, a full service brokerage operation offered through Raymond James Financial Services, Inc., member NASD/SIPC, the recent downturn in the stock market led to additional investing opportunities during the first quarter of 2001 which, in turn, led to a 31.5% increase in investment product commissions posted.

Other operating income increased $45, or 58.4% to $122 for the first three months of 2001 compared to the $77 recorded for the first three months of 2000. This increase was attributed to the income earned on the additional $2,995 director's life insurance coverage purchased in November 2000.

Noninterest expense increased $824, or 19.1% to $5,127 for the first quarter of 2001 compared to that same 2000 time period. Salaries and employee benefits, the largest noninterest expense component, increased $640, or 27.6% during the first quarter of 2001. This increase was primarily a result of the increased staffing needs associated with the new Wal-Mart branch, Mortgage Alternative Department, and Carroll County Loan Center.

Occupancy and equipment expenses increased $125, or 18.6%, during the first quarter of 2001. Expenses, such as rent, depreciation, utilities and other start-up costs, associated with the new Wal-Mart branch, Mortgage Alternative Department, and Carroll County Loan Center accounted for the majority of the increase in these categories.

Other operating expenses increased $65, or 5.8% to $1,195 for the first quarter of 2001 compared to the same 2000 time period. Increased advertising and marketing expenses, along with postage and the mortality costs associated with the additional $2,995 director's life insurance coverage purchased led to the higher costs incurred.



Income Taxes

The Corporation's effective tax rate was 30.3% and 34.2% for the periods ending March 31, 2001 and 2000, respectively. The lower effective tax rate was primarily attributable to a change in state tax law which now allows a portion of the Corporation's revenues to be apportioned outside the state of Indiana.

FINANCIAL CONDITION

Total assets were $744,253 at March 31, 2001 compared to $741,147 at December 31, 2000, an increase of $3,106. Cash and cash equivalents, investment securities, and loans held for sale increased $926, $7,003, and $1,434, respectively, while net loans and accrued interest receivable and other assets decreased $4,461 and $1,386, respectively.

Total deposits increased $25,838 to $604,135 at March 31, 2001 compared to $578,297 at December 31, 2000, with accrued interest payable and other liabilities also increasing $506. These increases were offset by $24,437 of short-term borrowings reductions, and principal repayments of Federal Home Loan Bank of Indianapolis advances and the quarterly principal repayment of the note payable totaling $348 and $350, respectively.


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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under these regulations, a "well-capitalized" institution must achieve a Tier 1 risk-based capital ratio of at least 6.00%, a total capital ratio of at least 10.00%, and a leverage ratio of at least 5.00% and not be under a capital directive order. Failure to meet capital requirements can result in the initiation of regulatory action by the appropriate regulatory agency. If an institution is only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, the institution may be required to limit capital distributions, limit asset growth and expansion, and submit a capital restoration plan.

At March 31, 2001, management was not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material effect on the Corporation's consolidated liquidity, capital resources or operations

The Corporation's actual consolidated capital amounts are presented in the following table.

                                                                                 March 31,         December 31,
                                                                                   2001                2000
                                                                                   ----                ----

       Tier 1 capital
         Shareholders' equity                                                $         54,698    $        52,801
         Less:  Intangibles                                                           (12,828)           (13,007)
                Net unrealized losses on
                 Available-for-sale equity securities                                                        (14)
         Add/less:  Unrealized loss/(gain) on securities                                 (302)               263
                                                                             -----------------   ---------------

             TOTAL TIER 1 CAPITAL                                            $         41,568    $        40,043
                                                                             ================    ===============

       Total capital
         Tier 1 capital                                                      $         41,568    $        40,043
         Allowable allowance for loan losses                                            5,194              5,071
                                                                             ----------------    ---------------

             TOTAL  CAPITAL                                                  $         46,762    $        45,114
                                                                             ================    ===============

       RISK WEIGHTED ASSETS                                                  $        556,809    $       541,362
                                                                             ================    ===============

       AVERAGE ASSETS                                                        $        724,597    $       692,178
                                                                             ================    ===============



The Corporation and Bank's actual capital ratios and minimum required levels are presented in the following table.

                                   Actual ratios as of                       Minimum
                                March 31,      December 31,             Capital Adequacy          Well-Capitalized
                                  2001             2000                    Requirement               Requirement
                                  ----             ----                    -----------               -----------

Tier I Capital
 (to average assets)
    Consolidated                  5.74%              5.79%                    4.00%                     5.00%
    Lafayette Bank and Trust      7.17%              7.29%                    4.00%                     5.00%


Tier I Capital
 (to risk weighted assets)
    Consolidated                  7.47%             7.40%                     4.00%                     6.00%
    Lafayette Bank and Trust      9.26%             9.26%                     4.00%                     6.00%


Total Capital
 (to risk weighted assets)
    Consolidated                   8.40%              8.33%                   8.00%                    10.00%
    Lafayette Bank and Trust     10.19%              10.19%                   8.00%                    10.00%

Management believes the Bank met all the capital requirements as of March 31, 2001 and December 31, 2000, and was well-capitalized under the regulatory framework for prompt corrective action. The Corporation was adequately capitalized as of March 31, 2001 and December 31, 2000. While the Corporation's total capital status is below the well-capitalized category as a result of the Jasper County branch acquisitions in 1999, capital ratios have improved each quarter since the transaction occurred, and management anticipates maintaining its adequately capitalized status for the foreseeable future. The Federal Reserve Bank considers the holding company capital adequacy in connection with any application activity which requires their approval. Further, since the Corporation's capital levels are below the well-capitalized category, the use of expedited Federal Reserve Bank procedures in any application activity which requires their approval will not be available to the Corporation until it once again becomes well-capitalized. Certain statements in this paragraph relating to future capital levels of the Corporation and Bank are forward-looking which may or may not be accurate due to the impossibility of predicting future economic and business events, including the ability of the Corporation to raise additional capital, if needed, as well as other factors that are beyond the control of the Corporation.


Liquidity

The consolidated statement of cash flows illustrates the elements which gave rise to the change in the Corporation's cash and cash equivalents for the three months ended March 31, 2001 and 2000. Including net income of $1,678, the net cash from operating activities for the first three months of 2001 generated $2,571 of available cash. Net cash from investing activities utilized $2,002 of available cash primarily as a result of investment security purchases made by the Corporation. Net cash from financing activities generated $357 of available cash as a result of an $25,838 increase in deposits, offset by a $24,437 reduction in short-term borrowings, and $698 in FHLB advance and note payable principal repayments.

Total cash inflows for the three-month period in 2001 exceeded cash outflows by $926 resulting in a cash and cash equivalent balance of $74,398 at March 31, 2001.






ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market risk of the Corporation encompasses exposure to both liquidity and interest rate risk and is reviewed quarterly by the Funds Management Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2001 from the analysis and disclosures provided in the Corporation's Form 10-K for the year ended December 31, 2000.

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits

               No exhibits were filed with the submission of Form 10-Q for the quarter ended March 31, 2001


        (b)    Reports on Form 8-K

               No Form 8-K was filed with the SEC during the quarter ended March 31, 2001.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 11, 2001                   By /s/ Robert J. Weeder
                                      ---------------------------------------
                                      Robert J. Weeder
                                      President and CEO


Date:  May 11, 2001                   By /s/ Marvin S. Veatch
                                      ---------------------------------------
                                      Marvin S. Veatch
                                      Vice President and Controller