Form 10-Q
period 2001-06-30
LAFAYETTE BANCORPORATION
filed 2001-08-09
CIK 1035373

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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

Class                                        Outstanding at August 6, 2001
Common Stock, without par value                           3,961,589 shares

                            LAFAYETTE BANCORPORATION

                                     INDEX


PART I. FINANCIAL INFORMATION

Item 1.

          Consolidated Balance Sheets -- June 30, 2001 and December 31, 2000

          Consolidated Statements of Income and Comprehensive Income -- Three Months Ended June 30, 2001 and 2000

          Consolidated Statements of Income and Comprehensive Income -- Six Months Ended June 30, 2001 and 2000

          Consolidated Statements of Cash Flows -- Six Months Ended June 30, 2001 and 2000

          Notes to Consolidated Financial Statements -- June 30, 2001


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

               a) Exhibits


               b) Reports on Form 8-K



SIGNATURES

ITEM 1.
                            LAFAYETTE BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)


----------------------------------------------------------------------------

                                                                                  (Unaudited)
                                                                                    June 30,         December 31,
                                                                                       2001                 2000
                                                                                     ----               ----
ASSETS
Cash and due from banks                                                       $       28,106      $      26,452
Interest-bearing balances with other financial institutions                           11,859             21,820
Federal funds sold                                                                    20,700             25,200
                                                                              --------------      -------------
    Total cash and cash equivalents                                                   60,665             73,472

Securities available-for-sale (at market)                                             88,343             78,857
Securities held-to-maturity (market value $4,272
  and $4,580)                                                                          4,134              4,484
Loans held for sale                                                                   11,854              5,949
Loans                                                                                542,620            537,725
    Less:  Allowance for loan losses                                                  (5,299)            (5,071)
                                                                              --------------      -------------
       Loans, net                                                                    537,321            532,654
Federal Home Loan Bank stock (at cost)                                                 2,344              2,200
Premises, furniture and equipment, net                                                10,934             11,353
Intangible assets                                                                     12,648             13,007
Accrued interest receivable and other assets                                          17,868             19,171
                                                                              --------------      -------------

          Total assets                                                        $      746,111      $     741,147
                                                                              ==============      =============




LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Noninterest-bearing deposits                                              $       68,990      $      70,866
    Interest-bearing demand and savings deposits                                     247,145            230,984
    Interest-bearing time deposits                                                   279,068            276,447
                                                                              --------------      -------------
       Total deposits                                                                595,203            578,297
    Short-term borrowings                                                             41,398             55,572
    FHLB advances                                                                     35,206             35,737
    Note payable                                                                      10,850             11,550
    Accrued interest payable and other liabilities                                     7,092              7,190
                                                                              --------------      -------------
       Total liabilities                                                             689,749            688,346


Shareholders' equity
    Common stock, no par value:  20,000,000 shares authorized;
    3,961,589 and 3,953,616 shares issued and outstanding                              3,962              3,954
    Additional paid-in capital                                                        38,119             38,024
    Retained earnings                                                                 13,877             11,086
    Accumulated other comprehensive income                                               404               (263)
                                                                              --------------      --------------
       Total shareholders' equity                                                     56,362             52,801
                                                                              --------------      -------------

          Total liabilities and shareholders' equity                          $      746,111      $     741,147
                                                                              ==============      =============


-----------------------------------------------------------------------------
                     See accompanying notes to consolidated
                             financial statements.

                            LAFAYETTE BANCORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                       For the three months ended June 30,
                        2001 and 2000 (Dollar amounts in
                        thousands, except per share data)
                                   (Unaudited)

-----------------------------------------------------------------------------

                                                                                   2001                2000
                                                                                   ----                ----
Interest income
    Loans                                                                     $       11,992      $      11,496
Taxable securities                                                                       859                822
    Tax exempt securities                                                                429                414
    Other                                                                                465                146
                                                                              --------------      -------------
       Total interest income                                                          13,745             12,878
Interest expense
    Deposits                                                                           6,015              5,513
    Short-term borrowings                                                                428                486
    Other borrowings                                                                     701                582
                                                                              --------------      -------------
       Total interest expense                                                          7,144              6,581
                                                                              --------------      -------------
Net interest income                                                                    6,601              6,297
Provision for loan losses                                                                300                300
                                                                              --------------      -------------
Net interest income after provision for loan losses                                    6,301              5,997
Noninterest income
    Income from fiduciary activities                                                     297                317
    Service charges on deposit accounts                                                  522                461
    Net realized gain on securities                                                        -                  -
    Net gain on loan sales                                                               504                159
    Other service charges and fees                                                       267                272
    Investment product commissions                                                        98                349
    Other operating income                                                               128                 76
                                                                              --------------      -------------
       Total noninterest income                                                        1,816              1,634
                                                                              --------------      -------------
Noninterest expense
    Salaries and employee benefits                                                     3,112              2,712
    Occupancy expenses, net                                                              319                301
    Equipment expenses                                                                   460                444
    Intangible amortization                                                              179                185
    Other operating expenses                                                           1,258              1,203
                                                                              --------------      -------------
       Total noninterest expense                                                       5,328              4,845
                                                                              --------------      -------------
Income before income taxes                                                             2,789              2,786
Income taxes                                                                             883                979
                                                                              --------------      -------------
Net income                                                                             1,906              1,807
                                                                              --------------      -------------
Other comprehensive income, net of tax:
    Change in unrealized gains / (losses) on securities                                  102                100
                                                                              --------------      -------------
Comprehensive income                                                          $        2,008      $       1,907
                                                                              ==============      =============

Basic earnings per share                                                      $          .48      $         .46
                                                                              ===============     =============
Diluted earnings per share                                                    $          .48      $         .46
                                                                              ===============     =============
Dividend per share                                                            $          .10      $         .09
                                                                              ===============     =============

-----------------------------------------------------------------------------
                     See accompanying notes to consolidated
                             financial statements.

                            LAFAYETTE BANCORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                        For the six months ended June 30,
                        2001 and 2000 (Dollar amounts in
                        thousands, except per share data)
                                   (Unaudited)

-----------------------------------------------------------------------------

                                                                                   2001                2000
                                                                                   ----                ----
Interest income
    Loans                                                                     $       23,834      $      22,240
Taxable securities                                                                     1,635              1,682
    Tax exempt securities                                                                852                826
    Other                                                                              1,210                253
                                                                              --------------      -------------
       Total interest income                                                          27,531             25,001
Interest expense
    Deposits                                                                          12,408             10,627
    Short-term borrowings                                                                898                825
    Other borrowings                                                                   1,437              1,168
                                                                              --------------      -------------
       Total interest expense                                                         14,743             12,620
                                                                              --------------      -------------
Net interest income                                                                   12,788             12,381
Provision for loan losses                                                                600                600
                                                                              --------------      -------------
Net interest income after provision for loan losses                                   12,188             11,781
Noninterest income
    Income from fiduciary activities                                                     594                633
    Service charges on deposit accounts                                                1,010                866
    Net realized gain on securities                                                        -                  -
    Net gain on loan sales                                                               870                271
    Other service charges and fees                                                       526                525
    Investment product commissions                                                       215                438
    Other operating income                                                               250                153
                                                                              --------------      -------------
       Total noninterest income                                                        3,465              2,886
                                                                              --------------      -------------
Noninterest expense
    Salaries and employee benefits                                                     6,070              5,030
    Occupancy expenses, net                                                              645                582
    Equipment expenses                                                                   929                833
    Intangible amortization                                                              358                370
    Other operating expenses                                                           2,453              2,333
                                                                              --------------      -------------
       Total noninterest expense                                                      10,455              9,148
                                                                              --------------      -------------
Income before income taxes                                                             5,198              5,519
Income taxes                                                                           1,614              1,914
                                                                              --------------      -------------
Net income                                                                             3,584              3,605
                                                                              --------------      -------------
Other comprehensive income, net of tax:
    Change in unrealized gains / (losses) on securities                                  667                 81
                                                                              --------------      -------------
Comprehensive income                                                          $        4,251      $       3,686
                                                                              ==============      =============

Basic earnings per share                                                      $          .91      $         .91
                                                                              ==============      =============
Diluted earnings per share                                                    $          .90      $         .90
                                                                              ==============      =============
Dividend per share                                                            $          .20      $         .18
                                                                              ==============      =============

-----------------------------------------------------------------------------
                     See accompanying notes to consolidated
                             financial statements.

                            LAFAYETTE BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2001 and 2000
                          (Dollar amounts in thousands)
                                   (Unaudited)

-----------------------------------------------------------------------------

                                                                          2001            2000
                                                                          ----            ----

Cash flows from operating activities
    Net income                                                         $     3,584    $     3,605
    Adjustments to reconcile net income to net cash
      from operating activities
       Depreciation                                                            719            634
       Net amortization                                                        373            366
       Provision for loan losses                                               600            600
       Net realized (gain) loss on sale of :
          Other real estate                                                      -            (11)
       Change in assets and liabilities:
          Loans originated for sale                                        (62,040)       (25,171)
          Loans sold                                                        56,135         22,930
          Accrued interest receivable and other assets                         943            412
          Accrued interest payable and other liabilities                       (98)          (218)
                                                                       ------------   ------------
              Net cash from operating activities                               216          3,147
Cash flows from investing activities
    Purchase of securities available-for-sale                              (76,877)       (46,790)
    Proceeds from sales of securities available-for-sale                         -              -
    Proceeds from maturities of securities available-for-sale               68,483         47,486
    Purchase of securities held-to-maturity                                      -              -
    Proceeds from maturities of securities held-to-maturity                    350            228
    Loans made to customers, net of payments collected                      (5,387)       (32,835)
    Purchase of Federal Home Loan Bank stock                                  (144)          (303)
    Property and equipment expenditures                                       (300)        (1,224)
    Proceeds from sales of other real estate                                    41            115
                                                                       -----------    -----------
              Net cash from investing activities                           (13,834)       (33,323)
Cash flows from financing activities
    Net change in deposit accounts                                          16,906         34,111
    Net change in short-term borrowings                                    (14,174)         8,446
    Proceeds from FHLB advances                                                  -         10,000
    Payments on FHLB advances                                                 (531)        (9,556)
    Payments on note payable                                                  (700)          (700)
    Common stock issued                                                        102             90
    Dividends paid                                                            (792)          (717)
                                                                       ------------   -----------
              Net cash from financing activities                               811         41,674
                                                                       ------------   -----------
Net change in cash and cash equivalents                                    (12,807)        11,498
Cash and cash equivalents at beginning of period                            73,472         30,570
                                                                       -----------    -----------
Cash and cash equivalents at end of period                             $    60,665    $    42,068
                                                                       ===========    ===========



Supplemental disclosures of cash flow information Cash paid during the period for:
       Interest                                                        $    14,795    $    12,378
       Income taxes                                                          1,690          1,525
Non-cash investing activity
     Loans transferred to other real estate                            $       143    $         -


-----------------------------------------------------------------------------
                     See accompanying notes to consolidated
                             financial statements.

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

-----------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The significant accounting policies followed by Lafayette Bancorporation (the "Corporation") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The consolidated interim financial statements have been prepared in accordance with Generally Accepted Accounting Principles and in accordance with instructions to Form 10-Q and may not include all information and footnotes normally disclosed for full annual financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature. Certain prior period information has been reclassified to correspond with the 2001 presentation.



NOTE 2 - PER SHARE DATA

The following illustrates the computation of basic and diluted earnings per share, and includes the weighted average number of shares used in calculating earnings and dividends per share amounts for the periods presented. The weighted average number of shares has been retroactively restated for stock dividends and splits.

                                                                   Six Months Ended
                                                                   ----------------
                                                             June 30,            June 30,
                                                               2001                2000
                                                               ----                ----
Basic earnings per share
 Net income                                                $       3,584      $        3,605
Weighted average shares outstanding                            3,957,542           3,947,757
                                                           -------------      --------------

    Basic earnings per share                               $         .91      $          .91
                                                           =============      ==============


Diluted earnings per share
 Net income                                                $       3,584      $        3,605
Weighted average shares outstanding                            3,957,542           3,947,757
Dilutive effect of assumed exercise
  of Stock Options                                                34,081              48,253
                                                           -------------      --------------
    Diluted average shares outstanding                         3,991,623           3,996,010
                                                           -------------      --------------

    Diluted earnings per share                             $         .90      $          .90
                                                           =============      ==============



                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)
------------------------------------------------------------------------------

                                                                  Three Months Ended
                                                                  ------------------
                                                             June 30,            June 30,
                                                               2001                2000
                                                               ----                ----
Basic earnings per share
 Net income                                                $       1,906      $        1,807
Weighted average shares outstanding                            3,958,892           3,950,213
                                                           -------------      --------------

    Basic earnings per share                               $         .48      $          .46
                                                           =============      ==============


Diluted earnings per share
 Net income                                                $       1,906      $        1,807
Weighted average shares outstanding                            3,958,892           3,950,213
Dilutive effect of assumed exercise
  of Stock Options                                                33,212              25,252
                                                           -------------      --------------
    Diluted average shares outstanding                          3,992,104          3,975,465
                                                           --------------     --------------
         Diluted earnings per share                        $          .48     $          .46
                                                           ==============     ==============


NOTE 3 - SECURITIES

The amortized cost and estimated fair values of securities are as follows at June 30, 2001:

                                                         Amortized                      Estimated
                                                           Cost                        Fair Value
Securities Available-for-Sale
U.S. Government and its agencies                       $     3,000                    $     3,010
Obligations of states and political subdivisions            31,379                         31,769
Corporate obligations                                       10,117                         10,330
Mortgage-backed and other asset-backed securities           40,623                         40,688
Other securities                                             2,556                          2,546
                                                       -----------                    -----------
                                                       $    87,675                    $    88,343
                                                       ===========                    ===========

Securities Held-to-Maturity
Obligations of states and political subdivisions       $     4,134                    $     4,272
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
                                                       ===========                    ===========

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)
------------------------------------------------------------------------------

NOTE 4 - LOANS

Loans are comprised of the following:

                                                                                 June 30,          December 31,
                                                                                   2001                2000
                                                                                   ----                ----

         Commercial and agricultural loans                                   $        223,990    $       215,087
         Real estate construction loans                                                61,865             54,768
         Residential real estate loans                                                208,439            212,190
         Installment loans to individuals                                              48,326             50,696
         Commercial paper                                                                   -              4,984
                                                                             ----------------    ---------------

             Total loans                                                     $        542,620    $       537,725
                                                                             ================    ===============


NOTE 5 - ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses is as follows:

                                                               2001                2000
                                                               ----                ----

    Balance, January 1                                     $       5,071      $        4,618
    Provision charged to operations                                  600                 600
    Loans charged-off                                               (428)               (219)
    Recoveries on loans previously charged-off                        56                  46
                                                           -------------      --------------

    Balance, June 30                                       $       5,299      $        5,045
                                                           =============      ==============


NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings are comprised of the following:

                                                                                 June 30,          December 31,
                                                                                   2001                2000
                                                                                   ----                ----

         Repurchase agreements                                               $         38,630    $        54,275
         Treasury tax and loan open-end note                                            2,768              1,297
                                                                             ----------------    ---------------

             Total short-term borrowings                                     $         41,398    $        55,572
                                                                             ================    ===============


                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)
------------------------------------------------------------------------------

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

Quarter ended June 30:


 2001                                                              Mortgage                               Total
                                                Banking            Banking            Trust            Segments

     Net interest income                    $         6,672    $           89     $            -    $         6,761
     Net gain on loan sales                               -               504                  -                504
     Other revenue                                    1,014                 1                297              1,312
     Noncash items:
         Depreciation                                   334                15                 12                361
         Provision for loan loss                        300                 -                  -                300
     Segment profit                                   2,714               241                 47              3,002
     Segment assets                                 733,662            12,008                157            745,827





2000                                                              Mortgage                               Total
                                                Banking           Banking            Trust              Segments

     Net interest income                    $         6,496    $           37     $            -    $         6,533
     Net gain on loan sales                               -               159                  -                159
     Other revenue                                    1,158                 -                317              1,475
     Noncash items:
         Depreciation                                   307                10                 12                329
         Provision for loan loss                        300                 -                  -                300
     Segment profit                                   2,400                66                113              2,579
     Segment assets                                 684,125             5,546                202            689,873


                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)
-----------------------------------------------------------------------------


Six months ended June 30:

2001                                                              Mortgage                               Total
                                                Banking           Banking             Trust            Segments

     Net interest income                    $        13,018    $          126     $            -    $        13,144
     Net gain on loan sales                               -               870                  -                870
     Other revenue                                    2,000                 1                594              2,595
     Noncash items:
         Depreciation                                   666                29                 24                719
         Provision for loan loss                        600                 -                  -                600
     Segment profit                                   5,154               405                138              5,697
     Segment assets                                 733,662            12,008                157            745,827



2000                                                              Mortgage                               Total
                                                Banking           Banking             Trust            Segments

     Net interest income                    $        12,767    $           70     $            -    $        12,837
     Net gain on loan sales                               -               271                  -                271
     Other revenue                                    1,976                 6                633              2,615
     Noncash items:
         Depreciation                                   588                22                 24                634
         Provision for loan loss                        600                 -                  -                600
     Segment profit                                   5,347               106                250              5,703
     Segment assets                                 684,125             5,546                202            689,873



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

Lafayette Bancorporation (the "Corporation") is a one-bank holding company located in Lafayette, Indiana. The Corporation's wholly-owned subsidiary, Lafayette Bank and Trust Company ("Bank") conducts business from its main office and seventeen offices in Tippecanoe, White, and Jasper Counties, Indiana. The Corporation provides a wide range of commercial and personal banking activities, including accepting deposits; making commercial and consumer loans; originating mortgage loans; providing personal and corporate trust services; providing investment advisory and brokerage services; and providing auto, homeowners, and other insurance products.

On March 14, 2001, the Corporation established a loan production office in Flora, Indiana. This Carroll County Loan Center, which provides a full-range of lending products, is currently staffed by four individuals. In order to meet all the banking needs of Carroll County residents, the Corporation plans to open a full-service branch in Flora later this year.

On March 15, 2000, the Corporation opened a full-service branch located in the Super Wal-Mart in Monticello, Indiana. Also, on July 19, 2000, a similar full-service branch was opened in the Super Wal-Mart in Lafayette, Indiana. Both of these locations are open seven days a week to serve the Corporation's customers.

The Corporation established a new mortgage line of business during the second quarter of 2000, which will assist customers in securing financing who do not meet the qualifications of conventional or traditional mortgage loan programs. The newly created Mortgage Alternative Department only offers mortgage products, such as first and second mortgages and lines of credit, that are secured by real estate. Loans originated in this department are pre-approved for sale and are sold in the secondary mortgage market with no servicing retained.


RESULTS OF OPERATIONS

Net Income

The Corporation earned $1,906, or $.48 per share for the second quarter of 2001 compared to $1,807, or $.46 per share for the second quarter of 2000. Net income decreased $21, or .6% to $3,584 for the six month period ending June 30, 2001 compared to the same 2000 time period. Basic earnings per share were $.91 for the six month periods ending June 30, 2001 and 2000. In general, the Corporation experienced a decline in the net interest margin, primarily due to the Federal Reserve's interest rate cuts. In all, the Federal Reserve cut interest rates six times during the first six months of 2001, resulting in a total interest rate reduction of 275 basis points. Contributing to 2001 earnings were increases in service charges, net gain on loan sales, and other operating income. The increase in 2001 noninterest income was partially offset by lower investment product commissions and higher noninterest expenses. Salaries and employee benefits and occupancy and equipment expenses increased, predominately due to the full-year effect in 2001 of the two Wal-Mart branches and Mortgage Alternative Department, in addition to the newly established Carroll County Loan Center in Flora, Indiana.

Return on average assets (ROA) and return on average equity (ROE) are summarized below.

                   Three Months Ending                  Six Months Ending
                         June 30,                            June 30,
                     2001           2000                2001           2000
                     ----           ----                ----           ----

ROA                  1.03%          1.08%                .97%           1.10%

ROE                 13.75%         15.08%              13.12%          15.28%


The decrease in ROA and ROE for the three and six months ending June 30, 2001 was due to the combination of the lower net interest margin and the increased costs of operating the new branches, mortgage department, and loan production office.

Net Interest Income

Net interest income is the most significant component of the Corporation's earnings. Net interest income is the difference between interest and fees realized on earning assets, primarily loans and securities, and interest paid on deposits and other borrowed funds. The net interest margin is this difference expressed as a percentage of average earning assets. Net interest income is determined by several factors, including the volume of earning assets and liabilities, the mix of earning assets and liabilities, and interest rates. For the six months ended June 30, 2001 and 2000, net interest income was $12,788 and $12,381, respectively. The 2001 amount was a $407, or 3.3% increase over the prior year and was primarily the result of the volume of earning assets increasing at a faster pace than the interest-bearing liabilities. Net interest income for the second quarter of 2001 was $304, or 4.8% higher than that same three month period ending June 30, 2000. From June 2000 to June 2001, average loan balances increased $33,449, or 6.4%, which contributed to the aforementioned increases.

Total interest income for the six month periods ending June 30, 2001 and 2000 was $27,531 and $25,001, respectively, an increase in 2001 of $2,530, or 10.1%. Total interest income for the second quarter of 2001 was $867, or 6.7% greater than that same 2000 quarter. Interest and fees on loans increased $1,594, or 7.2% to $23,834 for the first six months of 2001 compared to $22,240 for the first six months of 2000. For the second quarter of 2001, interest and fees on loans increased $496, or 4.3% compared to the second quarter of 2000. As previously mentioned, the Corporation's average loan balances increased $33,449, or 6.4% from June 2000 to June 2001. Approximately 86.7% of that loan growth occurred in the highest yielding loan sector, which is the commercial loan portfolio. Other interest income increased $319 and $957, respectively, for the three and six month periods ending June 30, 2001. The Corporation's excess liquidity position appeared to be a result of customers exiting the stock market in the fall of 2000 due to its declining performance. Management believes these funds have been placed in high interest-bearing money market accounts and short-term certificates of deposit until the stock market rebounds and customers once again gain the confidence to re-enter the markets. Because management believes these funds are short-term in nature, the Corporation's strategy has been not to fund longer-term loans or investment securities with these particular deposits.

Total interest expense for the six month period ending June 30, 2001 and 2000 was $14,743 and $12,620, respectively. For the second quarter of 2001, total interest expense increased $563, or 8.6%, compared to the second quarter of 2000. From June 2000 to June 2001, total average interest-bearing liabilities, including short-term and long-term borrowings, increased $60,252, or 10.6%. In general, the increased volume of interest-bearing liabilities coupled with the higher rates paid one year ago on certificates of deposit, which are still on the books, led to the higher interest expense recorded during the year.

The following table summarizes the Corporation's net interest income (on a tax-equivalent basis) for each of the periods presented. A marginal federal income tax rate of 34% for each period was used.

                                       Six Months                          Change from
                                     Ended June 30,                       Prior Period
                                   2001             2000             Amount        Percent
                                   ----             ----             ------        -------

Interest income                  $28,013           $25,433           $2,580          10.1%

Interest expense                  14,743            12,620            2,123          16.8%
                                  ------            ------           ------
     Net interest income         $13,270           $12,813         $   457            3.6%
                                 =======           =======         ========

                                      Three Months                         Change from
                                     Ended June 30,                       Prior Period
                                   2001             2000             Amount        Percent
                                   ----             ----             ------        -------


Interest income                  $13,986           $13,096           $  890           6.8%

Interest expense                   7,144             6,581              563           8.6%
                                   -----             -----            -----
     Net interest income          $6,842            $6,515           $  327           5.0%
                                  ======            ======           ======


The net interest margin, on a tax equivalent basis for the six months ending June 30, 2001 and 2000 was 3.86% and 4.32%, respectively.


Provision for Loan Losses and Asset Quality

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount believed by management to be sufficient to absorb losses inherent in the credit portfolio. Management conducts, on a quarterly basis, a detailed evaluation of the adequacy of the allowance.

The consolidated provision for loan losses was $600 for the six months ending June 30, 2001 and 2000. The allowance for loan losses was $5,299 and $5,071 at June 30, 2001 and December 31, 2000, respectively. The allowance as a percentage of loans was .98% and .94% at June 30, 2001 and December 31, 2000, respectively. Although net charge-offs increased $199, or 115.0% in 2001, the provision for loan losses remained unchanged from that of the prior year primarily due to only a slight .91% increase in the outstanding loan balances during the current year.

Nonperforming loans include nonaccrual loans, restructured loans, and loans delinquent 90 days or more. Loans are classified as nonaccrual when management believes that collection of interest is doubtful, typically when payments are past due 90 days, unless the loans are well secured and in the process of collection.

The following table indicated the composition of nonperforming loans:

                                                                                 June 30,          December 31,
                                                                                   2001                2000
                                                                                   ----                ----

         Loans past due 90 days or more                                      $            786    $         1,052
         Nonaccrual loans                                                               1,803              2,718
         Restructured loans                                                                30                 55
                                                                             ----------------    ---------------

             Total nonperforming loans                                       $          2,619    $         3,825
                                                                             ================    ===============


Management believes overall asset quality remains satisfactory, as nonperforming loan totals have declined $1,206 since year-end. Loans past due 90 days or more have declined $266 since December 31, 2000, with approximately 89% of that balance change related to two mortgage loans being place on nonaccrual status. Likewise, nonaccrual loan balances have declined $915 since year-end, with the majority of the decrease related to one large commercial loan being removed from nonaccrual status and a portion charged-off to the allowance for loan losses. Total nonperforming loans as a percentage of assets declined to .35% at June 30, 2001, compared to .52% at December 31, 2000.

Noninterest Income and Expense

Noninterest income totaled $3,465 for the first six months of 2001 compared to $2,886 for the same period in 2000, an increase of $579, or 20.1%. Noninterest income for the second quarter of 2001 increased $182, or 11.1%, to $1,816 compared to the prior year.

Income from fiduciary activities decreased for the first six months and also for the second quarter of 2001 when compared to the same 2000 time periods. The lower fees recorded were a direct result of the decline in the performance of the stock market, in that the market value of assets are used in determining the amount of fee income derived by the Corporation.

Service charges on deposit accounts comprise the largest component of noninterest income. The $144, or 16.6% increase in revenue for the first six months of 2001 was attributed to the combination of a larger deposit base being assessed fees, along with the full period effect of an increase in the fee structure made in June 2000. For the second quarter of 2001, service charges on deposit accounts increased $61, or 13.2%, compared to the prior year.

Net gain on loans originated and sold in the secondary mortgage market were $870 and $271 for the six months ending June 30, 2001 and 2000, respectively, an increase of $599, or 221.0%. For the second quarter of 2001, net gain on loans sold in the secondary mortgage market was $345, or 217.0%, higher than the 2000 time period. The continued lower interest rate environment led to additional new home purchases and refinancing activities of existing homeowners, and the increase in market activity has also increased profit margins on loan sales. Loan fundings for the six months ended June 30, 2001 increased $33,205, or 144.8% compared to the prior year, while fundings for the three months ended June 30, 2001 rose $20,782, or 159.5% when compared to that same time period one year earlier.

For customers of the Investment Center, a full service brokerage operation offered exclusively through Raymond James Financial Services, Inc., member NASD/SIPC, the lackluster performance of the stock market resulted in a decline in investor activity; which, in turn led to a 50.9% and 71.9% decrease in investment product commissions recorded for the six and three month periods ending June 30, 2001.

Other operating income increased $97, or 63.4%, to $250 for the first six months of 2001, while also increasing $52, or 68.4% for the second quarter of 2001 when compared to the corresponding prior year time periods. These increases are attributed to the income earned on the additional $2,995 director's life insurance coverage purchased in November 2000.

Noninterest expense totaled $10,455 for the first six months of 2001, compared to $9,148 for that same 2000 period, an increase of $1,307, or 14.3%. Total noninterest expense for the second quarter of 2001 was $483, or 10.0% higher than the prior year.

Salaries and employee benefits expense was $6,070 for the six months ending June 30, 2001, an increase of $1,040, or 20.7% from the $5,030 recorded in the first six months of 2000. Total salaries and benefits expense for the second quarter of 2001 increased $400, or 14.8%, to $3,112 compared to $2,712 recorded for the three months ending June 30, 2000. The valuation of the stock appreciation rights granted to certain senior executives accounted for a large portion of the increases reported in each of these periods, as an increase of $419 and $150 was recorded for the six months and three months ending June 30, 2001, respectively. The remaining increases were predominately associated with staff additions in the new Wal-Mart branches, the Mortgage Alternative Department, and the Carroll County Loan Center.

Occupancy and equipment expenses increased $63, or 10.8% and $96, or 11.5%, respectively for the six months ending June 30, 2001. For the three months ending June 30, 2001, occupancy and equipment expenses increased $18, or 6.0% and $16, or 3.6%, respectively. Expenses associated with the Wal-Mart branches, the Mortgage Alternative Department, and the Carroll County Loan Center, such as rent, depreciation, and utilities, accounted for the majority of the recorded increases.

Other operating expenses increased $120, or 5.1% to $2,453 for the first six months of 2001 compared to the same 2000 time period. For the second quarter, other operating expenses increased $55, or 4.6%, to $1,258 compared to $1,203 for the three months ending June 30, 2000. Accounting for the majority of the increases in both periods were higher advertising, marketing, and legal expenses, along with increased operational costs of the new Carroll County Loan Center, such as telephone and postage. Mortality costs associated with the additional $2,995 of director's life insurance coverage purchased and increased fees associated with higher ATM volumes also led to higher costs incurred.

Income Taxes

The Corporation's effective tax rate for the six months ended June 30, 2001 and 2000 was 31.1% and 34.7%, respectively. For the three months ended June 30, 2001 and 2000, the effective tax rate for the Corporation was 31.7% and 35.1% respectively. The current year lower effective tax rate was primarily attributable to a change in state tax law, which now allows a portion of the Corporation's revenues to be apportioned outside the state of Indiana.


FINANCIAL CONDITION

Total assets were $746,111 at June 30, 2001 compared to $741,147 at December 31, 2000, an increase of $4,964. Investment securities, loans held for sale, and net loans increased $9,136, $5,905, and $4,667, respectively, while cash and cash equivalents and accrued interest receivable and other assets decreased $12,807 and $1,303, respectively.

Total deposits increased $16,906 to $595,203 at June 30, 2001 compared to $578,297 at December 31, 2000. Short-term borrowings, consisting primarily of repurchase agreements, and FHLB advances decreased $14,174 and $531, respectively, while quarterly principal repayments on the note payable totaled $700, and accrued interest payable and other liabilities also declined $98.


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

At June 30, 2001, management was not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material effect on the Corporation's consolidated liquidity, capital resources or operations. The Corporation's actual consolidated capital amounts are presented in the following table.

                                                                                 June 30,          December 31,
                                                                                   2001                2000
                                                                                   ----                ----

       Tier 1 capital
         Shareholders' equity                                                $         56,362    $        52,801
         Less:  Intangibles                                                           (12,648)           (13,007)
                  Net unrealized losses on available-for-sale
                     equity securities                                                    (11)               (14)
         Add/less:  Unrealized loss/(gain) on securities                                 (404)               263
                                                                             -----------------   ---------------

             TOTAL TIER 1 CAPITAL                                            $         43,299    $        40,043
                                                                             ================    ===============

       Total capital
         Tier 1 capital                                                      $         43,299    $        40,043
         Allowable allowance for loan losses                                            5,299              5,071
                                                                             ----------------    ---------------

             TOTAL  CAPITAL                                                  $         48,598    $        45,114
                                                                             ================    ===============

       RISK WEIGHTED ASSETS                                                  $        548,207    $       541,362
                                                                             ================    ===============

       AVERAGE ASSETS                                                        $        730,655    $       692,178
                                                                             ================    ===============


The Corporation and Bank's actual capital ratios and minimum required levels are presented in the following table.

                                   Actual ratios as of                       Minimum
                                June 30,       December 31,             Capital Adequacy          Well-Capitalized
                                  2001             2000                    Requirement               Requirement
                                  ----             ----                    -----------               -----------

Tier I Capital
 (to average assets)
    Consolidated                  5.93%              5.79%                    4.00%                     5.00%
    Lafayette Bank and Trust      7.29%              7.29%                    4.00%                     5.00%


Tier I Capital
 (to risk weighted assets)
    Consolidated                  7.90%             7.40%                     4.00%                     6.00%
    Lafayette Bank and Trust      9.71%             9.26%                     4.00%                     6.00%


Total Capital
 (to risk weighted assets)
    Consolidated                   8.86%              8.33%                   8.00%                    10.00%
    Lafayette Bank and Trust      10.67%             10.19%                   8.00%                    10.00%


Management believes the Bank met all the capital requirements as of June 30, 2000 and December 31, 1999, and was well-capitalized under the regulatory framework for prompt corrective action. The Corporation was adequately capitalized as of June 30, 2001 and December 31, 2000. While the Corporation's total capital status is below the well-capitalized category as a result of the Jasper County branch acquisitions in 1999, capital ratios have improved each quarter since the transaction occurred, and management anticipates maintaining its adequately capitalized status for the foreseeable future. The Federal Reserve Bank considers the holding company capital adequacy in connection with any application activity which requires their approval. Further, since the Corporation's capital levels are below the well-capitalized category, the use of expedited Federal Reserve Bank procedures in any application activity which requires their approval will not be available to the Corporation until it once again becomes well-capitalized. Certain statements in this paragraph relating to future capital levels of the Corporation and Bank are forward-looking which may or may not be accurate due to the impossibility of predicting future economic and business events, including the ability of the Corporation to raise additional capital, if needed, as well as other factors that are beyond the control of the Corporation.


Liquidity

The consolidated statement of cash flows illustrates the elements which gave rise to the change in the Corporation's cash and cash equivalents for the six months ended June 30, 2001 and 2000. Including net income of $3,584, the net cash from operating activities for the first six months of 2001 generated $216 of available cash. Net cash from investing activities utilized $13,834 of available cash primarily as a result of $8,394 of net purchases of investment securities and $5,387 of net loan fundings by the Corporation. Net cash from financing activities generated $811 of available cash as a result of an $16,906 increase in deposits, offset by a $14,174 decrease in short-term borrowings, $700 of note payable principal repayments, and $792 in dividends paid.

Total cash outflows for the six-month period in 2001 exceeded cash inflows by $12,807 resulting in a cash and cash equivalent balance of $60,665 at June 30, 2001.





ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk of the Corporation encompasses exposure to both liquidity and interest rate risk and is reviewed quarterly by the Funds Management Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2001 from the analysis and disclosures provided in the Corporation's Form 10-K for the year ended December 31, 2000.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Corporation's Annual Meeting of Shareholders was held Monday, April 9, 2001.

     (b) The following member was elected to the Corporation's Board of Directors to hold office as indicated by the term expiration, or until their successors are duly chosen and qualified.

       Term                                                Against or                             Broker
     Expiration           Nominee               For         Withheld           Abstain           Non-Votes
     ----------           -------               ---         --------           -------           ---------

       2004         Joseph A. Bonner         3,182,213           60            18,830                0
       2004         Richard A. Boehning      3,167,568       14,704            18,830                0



Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          No exhibits were filed with the submission of Form 10-Q for the quarter ended June 30, 2001

     (b)  Reports on Form 8-K

          No Form 8-K was filed with the SEC during the quarter ended June 30, 2001.


SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 6, 2001                   By /s/ Robert J. Weeder
                                        ---------------------------------------
                                        Robert J. Weeder
                                        President and CEO


Date:  August 6, 2001                   By /s/ Marvin S. Veatch
                                        ---------------------------------------
                                        Marvin S. Veatch
                                        Vice President and Controller