Form 10-Q
period 2001-09-30
LAFAYETTE BANCORPORATION
filed 2001-11-13
CIK 1035373

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

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

Class                                     Outstanding at November 9, 2001
Common Stock, without par value                 3,961,589 shares

                            LAFAYETTE BANCORPORATION

                                      INDEX


PART I.             FINANCIAL INFORMATION

Item 1.

          Consolidated  Balance  Sheets --  September  30, 2001 and December 31,
          2000

          Consolidated Statements of Income and Comprehensive Income -- Three Months Ended September 30, 2001 and 2000

          Consolidated Statements of Income and Comprehensive Income -- Nine Months Ended September 30, 2001 and 2000

          Consolidated Statements of Cash Flows -- Nine Months Ended September 30, 2001 and 2000

          Notes to Consolidated Financial Statements -- September 30, 2001


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

       a)     Exhibits


       b)     Reports on Form 8-K



SIGNATURES

ITEM 1.
                            LAFAYETTE BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)


-------------------------------------------------------------------------------

                                                                                (Unaudited)
                                                                                September 30,       December 31,
                                                                                   2001                2000
                                                                                   ----                ----
ASSETS
Cash and due from banks                                                       $       22,416      $      26,452
Interest-bearing balances with other financial institutions                           14,942             21,820
Federal funds sold                                                                     8,800             25,200
                                                                              --------------      -------------
    Total cash and cash equivalents                                                   46,158             73,472

Securities available-for-sale (at market)                                             94,235             78,857
Securities held-to-maturity (market value $4,095
  and $4,580)                                                                          3,918              4,484
Loans held for sale                                                                    9,253              5,949
Loans                                                                                555,238            537,725
    Less:  Allowance for loan losses                                                  (5,445)            (5,071)
                                                                              --------------      -------------
       Loans, net                                                                    549,793            532,654
Federal Home Loan Bank stock (at cost)                                                 2,344              2,200
Premises, furniture and equipment, net                                                10,756             11,353
Intangible assets                                                                     12,470             13,007
Accrued interest receivable and other assets                                          18,626             19,171
                                                                              --------------      -------------

          Total assets                                                        $      747,553      $     741,147
                                                                              ==============      =============




LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Noninterest-bearing deposits                                              $       65,432      $      70,866
    Interest-bearing demand and savings deposits                                     259,973            230,984
    Interest-bearing time deposits                                                   278,055            276,447
                                                                              --------------      -------------
       Total deposits                                                                603,460            578,297
    Short-term borrowings                                                             32,519             55,572
    FHLB advances                                                                     35,066             35,737
    Note payable                                                                      10,500             11,550
    Accrued interest payable and other liabilities                                     7,354              7,190
                                                                              --------------      -------------
       Total liabilities                                                             688,899            688,346

-------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

Shareholders' equity
    Common stock, no par value:  20,000,000 shares authorized;

    3,961,589 and 3,953,616 shares issued and outstanding                              3,962              3,954
    Additional paid-in capital                                                        38,119             38,024
    Retained earnings                                                                 15,461             11,086
    Accumulated other comprehensive income                                             1,112               (263)
                                                                              --------------      --------------
       Total shareholders' equity                                                     58,654             52,801
                                                                              --------------      -------------

          Total liabilities and shareholders' equity                          $      747,553      $     741,147
                                                                              ==============      =============























-------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                            LAFAYETTE BANCORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    For the three months ended September 30,
                        2001 and 2000 (Dollar amounts in
                        thousands, except per share data)
                                   (Unaudited)

-------------------------------------------------------------------------------

                                                                                   2001                2000
                                                                                   ----                ----
Interest income
    Loans                                                                     $       11,747      $      12,036
Taxable securities                                                                       838                826
    Tax exempt securities                                                                427                413
    Other                                                                                361                152
                                                                              --------------      -------------
       Total interest income                                                          13,373             13,427
Interest expense
    Deposits                                                                           5,468              6,069
    Short-term borrowings                                                                393                416
    Other borrowings                                                                     677                716
                                                                              --------------      -------------
       Total interest expense                                                          6,538              7,201
                                                                              --------------      -------------
Net interest income                                                                    6,835              6,226
Provision for loan losses                                                                300                300
                                                                              --------------      -------------
Net interest income after provision for loan losses                                    6,535              5,926
Noninterest income
    Income from fiduciary activities                                                     296                245
    Service charges on deposit accounts                                                  541                507
    Net realized gain on securities                                                        -                (12)
    Net gain on loan sales                                                               527                193
    Other service charges and fees                                                       267                271
    Investment product commissions                                                        93                135
    Other operating income                                                               126                 64
                                                                              --------------      -------------
       Total noninterest income                                                        1,850              1,403
                                                                              --------------      -------------
Noninterest expense
    Salaries and employee benefits                                                     3,156              2,776
    Occupancy expenses, net                                                              320                325
    Equipment expenses                                                                   466                446
    Intangible amortization                                                              179                185
    Other operating expenses                                                           1,279              1,203
                                                                              --------------      -------------
       Total noninterest expense                                                       5,400              4,935
                                                                              --------------      -------------
Income before income taxes                                                             2,985              2,394
Income taxes                                                                             966                760
                                                                              --------------      -------------
Net income                                                                             2,019              1,634
                                                                              --------------      -------------
Other comprehensive income, net of tax:
    Change in unrealized gains / (losses) on securities                                  709                460
                                                                              --------------      -------------
Comprehensive income                                                          $        2,728      $       2,094
                                                                              ==============      =============

Basic earnings per share                                                      $          .51      $         .41
                                                                              ==============      =============
Diluted earnings per share                                                    $          .50      $         .41
                                                                              ==============      =============
Dividend per share                                                            $          .11      $         .10
                                                                              ==============      =============


-------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                            LAFAYETTE BANCORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     For the nine months ended September 30,
                        2001 and 2000 (Dollar amounts in
                        thousands, except per share data)
                                   (Unaudited)

-------------------------------------------------------------------------------

                                                                                   2001                2000
                                                                                   ----                ----
Interest income
    Loans                                                                     $       35,581      $      34,276
Taxable securities                                                                     2,473              2,508
    Tax exempt securities                                                              1,279              1,239
    Other                                                                              1,571                405
                                                                              --------------      -------------
       Total interest income                                                          40,904             38,428
Interest expense
    Deposits                                                                          17,876             16,696
    Short-term borrowings                                                              1,291              1,241
    Other borrowings                                                                   2,114              1,884
                                                                              --------------      -------------
       Total interest expense                                                         21,281             19,821
                                                                              --------------      -------------
Net interest income                                                                   19,623             18,607
Provision for loan losses                                                                900                900
                                                                              --------------      -------------
Net interest income after provision for loan losses                                   18,723             17,707
Noninterest income
    Income from fiduciary activities                                                     890                878
    Service charges on deposit accounts                                                1,551              1,373
    Net realized gain on securities                                                        -                (12)
    Net gain on loan sales                                                             1,397                464
    Other service charges and fees                                                       793                796
    Investment product commissions                                                       308                574
    Other operating income                                                               376                216
                                                                              --------------      -------------
       Total noninterest income                                                        5,315              4,289
                                                                              --------------      -------------
Noninterest expense
    Salaries and employee benefits                                                     9,226              7,806
    Occupancy expenses, net                                                              965                907
    Equipment expenses                                                                 1,395              1,279
    Intangible amortization                                                              537                555
    Other operating expenses                                                           3,732              3,536
                                                                              --------------      -------------
       Total noninterest expense                                                      15,855             14,083
                                                                              --------------      -------------
Income before income taxes                                                             8,183              7,913
Income taxes                                                                           2,580              2,674
                                                                              --------------      -------------
Net income                                                                             5,603              5,239
                                                                              --------------      -------------
Other comprehensive income, net of tax:
    Change in unrealized gains / (losses) on securities                                1,375                543
                                                                              --------------      -------------
Comprehensive income                                                          $        6,978      $       5,782
                                                                              ==============      =============

Basic earnings per share                                                      $         1.41      $        1.33
                                                                              ==============      =============
Diluted earnings per share                                                    $         1.40      $        1.31
                                                                              ==============      =============
Dividend per share                                                            $          .31      $         .28
                                                                              ==============      =============

-------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                            LAFAYETTE BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2001 and 2000
                          (Dollar amounts in thousands)
                                   (Unaudited)

-------------------------------------------------------------------------------

                                                                          2001            2000
                                                                          ----            ----

Cash flows from operating activities
    Net income                                                         $     5,603    $     5,239
    Adjustments to reconcile net income to net cash
      from operating activities
       Depreciation                                                          1,092            983
       Net amortization                                                        572            546
       Provision for loan losses                                               900            900
       Net realized (gain) loss on sale of :
          Securities                                                             -             12
          Other real estate                                                     (5)            (5)
       Change in assets and liabilities:
          Loans originated for sale                                        (93,225)       (37,190)
          Loans sold                                                        89,921         36,818
          Accrued interest receivable and other assets                        (244)        (1,206)
          Accrued interest payable and other liabilities                       164            442
                                                                       -----------    -----------
              Net cash from operating activities                             4,778          6,539
Cash flows from investing activities
    Purchase of securities available-for-sale                              (79,877)       (49,160)
    Proceeds from sales of securities available-for-sale                         -          2,375
    Proceeds from maturities of securities available-for-sale               66,746         49,520
    Proceeds from maturities of securities held-to-maturity                    566            229
    Loans made to customers, net of payments collected                     (18,314)       (45,687)
    Purchase of Federal Home Loan Bank stock                                  (144)          (303)
    Property and equipment expenditures                                       (495)        (1,975)
    Proceeds from sales of other real estate                                   162            470
                                                                       -----------    -----------
              Net cash from investing activities                           (31,356)       (44,531)
Cash flows from financing activities
    Net change in deposit accounts                                          25,163         35,434
    Net change in short-term borrowings                                    (23,053)           791
    Proceeds from FHLB advances                                                  -         17,000
    Payments on FHLB advances                                                 (671)       (16,204)
    Payments on note payable                                                (1,050)        (1,050)
    Common stock issued                                                        103             98
    Dividends paid                                                          (1,228)        (1,113)
                                                                       ------------   ------------
              Net cash from financing activities                              (736)        34,956
                                                                       ------------   ------------
Net change in cash and cash equivalents                                    (27,314)        (3,036)
Cash and cash equivalents at beginning of period                            73,472         30,570
                                                                       -----------    -----------
Cash and cash equivalents at end of period                             $    46,158    $    27,534
                                                                       ===========    ===========



Supplemental disclosures of cash flow information Cash paid during the period for:

       Interest                                                        $    21,694    $    19,386
       Income taxes                                                          3,040          2,610
Non-cash investing activity
     Loans transferred to other real estate                            $       298    $        50

-------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

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



NOTE 2 - PENDING MERGER

On October 15, 2001, Lafayette Bancorporation signed a definitive agreement with First Merchants Corporation, located in Muncie, Indiana, to merge with and into First Merchants Corporation.

Under the terms of the agreement, upon the closing of this transaction, Lafayette Bank and Trust Company will be a wholly-owned subsidiary of First Merchants Corporation.

The transaction is subject to shareholder and regulatory approval and is expected to be effective in the first quarter of 2002.



NOTE 3 - PER SHARE DATA

The following illustrates the computation of basic and diluted earnings per share, and includes the weighted average number of shares used in calculating earnings and dividends per share amounts for the periods presented. The weighted average number of shares has been retroactively restated for stock dividends and splits.

                                                              Nine Months Ended
                                                              -----------------

                                                           September 30,       September 30,
                                                               2001                2000
                                                               ----                ----
Basic earnings per share
 Net income                                                $       5,603      $        5,239
Weighted average shares outstanding                            3,958,906           3,949,445
                                                           -------------      --------------

    Basic earnings per share                               $        1.41      $         1.33
                                                           =============      ==============


Diluted earnings per share
 Net income                                                $       5,603      $        5,239
Weighted average shares outstanding                            3,958,906           3,949,445
Dilutive effect of assumed exercise
  of Stock Options                                                38,634              40,400
                                                           -------------      --------------
    Diluted average shares outstanding                          3,997,540          3,989,845
                                                           --------------     --------------

    Diluted earnings per share                             $         1.40     $         1.31
                                                           ==============     ==============

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)
-------------------------------------------------------------------------------

                                                             Three Months Ended
                                                             ------------------

                                                           September 30,       September 30,
                                                               2001                2000
                                                               ----                ----
Basic earnings per share
 Net income                                                $       2,019      $        1,634
Weighted average shares outstanding                            3,961,589           3,952,256
                                                           -------------      --------------

    Basic earnings per share                               $         .51      $          .41
                                                           =============      ==============


Diluted earnings per share
 Net income                                                $       2,019      $        1,634
Weighted average shares outstanding                            3,961,589           3,952,256
Dilutive effect of assumed exercise
  of Stock Options                                                48,139              25,089
                                                           -------------      --------------
    Diluted average shares outstanding                         4,009,728           3,977,345
                                                           -------------      --------------
         Diluted earnings per share                        $         .50      $          .41
                                                           =============      ==============


NOTE 4 - SECURITIES

The amortized cost and estimated fair values of securities are as follows at September 30, 2001:

                                                         Amortized                      Estimated
                                                           Cost                        Fair Value
Securities Available-for-Sale
U.S. Government and its agencies                       $     3,000                    $     3,030
Obligations of states and political subdivisions            31,352                         32,109
Corporate obligations                                       10,108                         10,534
Mortgage-backed and other asset-backed securities           45,379                         45,996
Other securities                                             2,554                          2,566
                                                       -----------                    -----------
                                                       $    92,393                    $    94,235
                                                       ===========                    ===========

Securities Held-to-Maturity
Obligations of states and political subdivisions       $     3,918                    $     4,095
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
                                                       ===========                    ===========

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)
-------------------------------------------------------------------------------

NOTE 5 - LOANS

Loans are comprised of the following:

                                                                               September 30,       December 31,
                                                                                   2001                2000
                                                                                   ----                ----

         Commercial and agricultural loans                                   $        228,914    $       215,087
         Real estate construction loans                                                64,171             54,768
         Residential real estate loans                                                210,843            212,190
         Installment loans to individuals                                              46,323             50,696
         Commercial paper                                                               4,987              4,984
                                                                             ----------------    ---------------

             Total loans                                                     $        555,238    $       537,725
                                                                             ================    ===============

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses is as follows:

                                                               2001                2000
                                                               ----                ----

    Balance, January 1                                     $       5,071      $        4,618
    Provision charged to operations                                  900                 900
    Loans charged-off                                               (605)               (527)
    Recoveries on loans previously charged-off                        79                  95
                                                           -------------      --------------

    Balance, September 30                                  $       5,445      $        5,086
                                                           =============      ==============



NOTE 7 - SHORT-TERM BORROWINGS

Short-term borrowings are comprised of the following:

                                                                               September 30,       December 31,
                                                                                   2001                2000
                                                                                   ----                ----

         Repurchase agreements                                               $         29,719    $        54,275
         Treasury tax and loan open-end note                                            2,800              1,297
                                                                             ----------------    ---------------

             Total short-term borrowings                                     $         32,519    $        55,572
                                                                             ================    ===============

                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)
-------------------------------------------------------------------------------

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

Quarter ended September 30:



2001                                                                  Mortgage                               Total
----                                                Banking            Banking            Trust            Segments

     Net interest income                    $         6,894    $           81     $            -    $         6,975
     Net gain on loan sales                               -               527                  -                527
     Other revenue                                    1,027                 -                296              1,323
     Noncash items:
         Depreciation                                   347                14                 12                373
         Provision for loan loss                        300                 -                  -                300
     Segment profit                                   2,864               287                 92              3,243
     Segment assets                                 737,532             9,408                145            747,085





2000                                                                  Mortgage                               Total
----                                                Banking            Banking            Trust            Segments

     Net interest income                    $         6,434    $           35     $            -    $         6,469
     Net gain on loan sales                               -               193                  -                193
     Other revenue                                      965                 -                245              1,210
     Noncash items:
         Depreciation                                   324                13                 12                349
         Provision for loan loss                        300                 -                  -                300
     Segment profit                                   2,646               (21)                62              2,687
     Segment assets                                 682,097             3,700                191            685,988


                            LAFAYETTE BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)
-------------------------------------------------------------------------------


Nine months ended September 30:


2001                                                                  Mortgage                               Total
----                                                Banking            Banking            Trust            Segments

     Net interest income                    $        19,912    $          207     $            -    $        20,119
     Net gain on loan sales                               -             1,397                  -              1,397
     Other revenue                                    3,027                 1                890              3,918
     Noncash items:
         Depreciation                                 1,013                43                 36              1,092
         Provision for loan loss                        900                 -                  -                900
     Segment profit                                   8,018               692                230              8,940
     Segment assets                                 737,532             9,408                145            747,085



2000                                                                  Mortgage                               Total
----                                                Banking            Banking            Trust            Segments

     Net interest income                    $        19,201    $          105     $            -    $        19,306
     Net gain on loan sales                               -               464                  -                464
     Other revenue                                    2,941                 6                878              3,825
     Noncash items:
         Depreciation                                   912                35                 36                983
         Provision for loan loss                        900                 -                  -                900
     Segment profit                                   7,993                85                312              8,390
     Segment assets                                 682,097             3,700                191            685,988


NOTE 9 - NEW ACCOUNTING PRONOUNCEMENT

In 2001, new accounting guidance was issued that will, beginning in 2002, revise the accounting for goodwill and intangible assets. Intangible assets with indefinite lives and goodwill will no longer be amortized, but will periodically be reviewed for impairment and written down if impaired. Additional disclosures about intangibles assets and goodwill may be required. An initial goodwill impairment test is required during the first six months of 2002. The Corporation's management is currently evaluating the impact of this new guidance.

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

On October 15, 2001, Lafayette Bancorporation signed a definitive agreement with First Merchants Corporation, located in Muncie, Indiana, to merge with and into First Merchants Corporation. Under the terms of the agreement, upon the closing of this transaction, Lafayette Bank and Trust Company will be a wholly-owned subsidiary of First Merchants Corporation. The transaction is subject to shareholder and regulatory approval and is expected to be effective in the first quarter of 2002.

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

The Corporation established a new mortgage line of business during the second quarter of 2000, which assists customers in securing financing who do not meet the qualifications of conventional or traditional mortgage loan programs. The Mortgage Alternative Department only offers mortgage products, such as first and second mortgages and lines of credit, that are secured by real estate. Loans originated in this department are pre-approved for sale and are sold in the secondary mortgage market with no servicing retained.

RESULTS OF OPERATIONS


Net Income

The Corporation earned $2,019, or $.51 per share for the third quarter of 2001 compared to $1,634, or $.41 per share for the third quarter of 2000. Net income increased $364, or 6.9% to $5,603 for the nine month period ending September 30, 2001 compared to the same 2000 time period. Basic earnings per share were $1.41 and $1.33 for the nine month periods ending September 30, 2001 and 2000. Although the Federal Reserve reduced interest rates a total of 75 basis points during the third quarter, the Corporation's net interest margin increased slightly when compared to the net interest margin during the second quarter of 2001. This increased was primarily caused by approximately 20% of the Corporation's interest-bearing time deposits maturing and ultimately repricing at significantly lower rates, given the 350 basis point reduction in interest rates through the nine months ended September 30, 2001. Also contributing to 2001 earnings were increases in service charges, net gain on loan sales, and other operating income. The increase in 2001 noninterest income was partially offset by lower investment product commissions and higher noninterest expenses. Salaries and employee benefits and occupancy and equipment expenses increased, predominately due to the full-year effect in 2001 of the two Wal-Mart branches and Mortgage Alternative Department, in addition to the Carroll County Loan Center, located in Flora, Indiana, which was established in March 2001.



Return on average assets (ROA) and return on average equity (ROE) are summarized below.

                                   Three Months Ending                 Nine Months Ending
                                      September 30,                       September 30,

                                   2001           2000                2001           2000
                                   ----           ----                ----           ----

               ROA                  1.08%           .96%               1.01%           1.05%

               ROE                 14.03%         13.11%              13.43%          14.52%


The increase in ROA and ROE for the three months ending September 30, 2001 was primarily due to the increased net interest margin. Although the net interest margin increased for the three months ending September 30, 2001, the lower net interest margin for the nine months ending September 30, 2001 accounted for the lower ROA and ROE for that period.

Net Interest Income

Net interest income is the most significant component of the Corporation's earnings. Net interest income is the difference between interest and fees realized on earning assets, primarily loans and securities, and interest paid on deposits and other borrowed funds. The net interest margin is this difference expressed as a percentage of average earning assets. Net interest income is determined by several factors, including the volume of earning assets and liabilities, the mix of earning assets and liabilities, and interest rates. For the nine months ended September 30, 2001 and 2000, net interest income was $19,623 and $18,607, respectively. The 2001 amount was a $1,016, or 5.5%
increase over the prior year and was attributed to the combination of the volume of earning assets increasing at a faster pace than interest-bearing liabilities, along with the volume of interest-bearing liabilities that repriced at a significantly lower rate during 2001. From September 30, 2000 to September 30, 2001, total average earning assets increased approximately $61,424, or 9.9%, while total interest-bearing liabilities increased approximately $50,808, or 8.9%. Net interest income for the third quarter of 2001 increased $609, or 9.8% from that same three month period ending September 30, 2000.

Total interest income for the nine month periods ending September 30, 2001 and 2000 was $40,904 and $38,428, respectively, an increase in 2001 of $2,476, or 6.4%. Total interest income for the third quarter of 2001 decreased $54, or .4% from that same 2000 quarter. Interest and fees on loans increased $1,305, or 3.8% to $35,581 for the first nine months of 2001 compared to $34,276 for the first nine months of 2000. For the third quarter of 2001, interest and fees on loans decreased $289, or 2.4% compared to the third quarter of 2000. Although the Corporation's average loan balances have increased approximately $21,873, or 4.1% from September 30, 2000 to September 30, 2001, the lower rate environment that existed resulted in lower interest and fees on loans recorded during the third quarter of 2001. Other interest income increased $235 and $1,171, respectively, for the three and nine month periods ending September 30, 2001. The Corporation continued to experience a high level of liquidity during the third quarter, apparently due to the instability of consumer's confidence and the prolonged downturn in the economy. Management believes customers have placed their funds in high interest-bearing money market accounts and short-term certificate of deposits, rather than investing such funds in the stock market. Because management believes these funds are short-term in nature, the Corporation's strategy is not to fund longer-term loans or investment securities with these particular deposits.

Total interest expense for the nine month period ending September 30, 2001 and 2000 was $21,281 and $19,821, respectively. For the third quarter of 2001, total interest expense decreased $663, or 9.2%, compared to the third quarter of 2000. From September 30, 2000 to September 30, 2001, total average interest-bearing liabilities, including short-term and long-term borrowings, increased $50,808, or 8.9%. In general, the increased volume of interest-bearing liabilities led to the higher interest expense recorded for the nine month period ending September 30, 2001. This increase, however, was significantly offset during the third quarter as a result of approximately $55,000, or 19.7% of total time deposits maturing and repricing downward approximately 200-300 basis points.

The following table summarizes the Corporation's net interest income (on a tax-equivalent basis) for each of the periods presented. A marginal federal income tax rate of 34% for each period was used.


                                       Nine Months                         Change from
                                   Ended September 30,                    Prior Period

                                   2001             2000             Amount        Percent
                                   ----             ----             ------        -------


Interest income                  $41,624           $39,094           $2,530           6.5%

Interest expense                  21,281            19,821            1,460           7.4%
                                  ------            ------           ------
     Net interest income         $20,343           $19,273           $1,070           5.6%
                                 =======           =======          =======



                                      Three Months                         Change from
                                   Ended September 30,                    Prior Period

                                   2001             2000             Amount        Percent
                                   ----             ----             ------        -------


Interest income                  $13,611           $13,661          ($  50)          (.4%)

Interest expense                   6,538             7,201            (663)         (9.2%)
                                   -----             -----            -----
     Net interest income          $7,073            $6,460           $  613           9.5%
                                  ======            ======           ======


The net interest margin, on a tax equivalent basis for the nine months ending September 30, 2001 and 2000 was 3.93% and 4.24%, respectively.


Provision for Loan Losses and Asset Quality

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount believed by management to be sufficient to absorb losses inherent in the credit portfolio. Management conducts, on a quarterly basis, a detailed evaluation of the adequacy of the allowance.

The consolidated provision for loan losses was $900 for the nine months ending September 30, 2001 and 2000. The allowance for loan losses was $5,445 and $5,071 at September 30, 2001 and December 31, 2000, respectively. The allowance as a percentage of loans was .98% and .94% at September 30, 2001 and December 31, 2000, respectively. Although net charge-offs increased $94, or 21.8% in 2001, the provision for loan losses remained unchanged from that of the prior year primarily due to only a slight 3.26% increase in the outstanding loan balances during the current year.

Nonperforming loans include nonaccrual loans, restructured loans, and loans delinquent 90 days or more. Loans are classified as nonaccrual when management believes that collection of interest is doubtful, typically when payments are past due 90 days, unless the loans are well secured and in the process of collection.

The following table indicated the composition of nonperforming loans:

                                                                               September 30,       December 31,
                                                                                   2001                2000
                                                                                   ----                ----

         Loans past due 90 days or more                                      $            543    $         1,052
         Nonaccrual loans                                                               2,355              2,718
         Restructured loans                                                                27                 55
                                                                             ----------------    ---------------

             Total nonperforming loans                                       $          2,925    $         3,825
                                                                             ================    ===============


Management believes overall asset quality remains satisfactory, as nonperforming loan totals have declined $900 since year-end. Loans past due 90 days or more have declined $509 since December 31, 2000, with approximately 47% of that balance change related to two mortgage loans being placed on nonaccrual status. Likewise, nonaccrual loan balances have declined $363 since year-end. A majority of the decrease related to one large commercial loan being removed from nonaccrual status and a portion charged-off to the allowance for loan losses. Total nonperforming loans as a percentage of assets declined to .39% at September 30, 2001, compared to .52% at December 31, 2000.


Noninterest Income and Expense

Noninterest income totaled $5,315 for the first nine months of 2001 compared to $4,289 for the same period in 2000, an increase of $1,026, or 23.9%. Noninterest income for the third quarter of 2001 increased $447, or 31.9%, to $1,850 compared to the prior year.

Income from fiduciary activities increased for the first nine months and also for the third quarter of 2001 when compared to the same 2000 time periods. The higher fees recorded were a direct result of the increases recognized in the trust and farm management services provided.

Service  charges  on  deposit  accounts   comprise  the  largest   component  of
noninterest income. The $178, or 13.0% increase in revenue for the first nine months of 2001 was attributed to the combination of a larger deposit base being assessed fees, along with the full period effect of an increase in the fee structure made in June 2000. For the third quarter of 2001, service charges on deposit accounts increased $34, or 6.7%, compared to the prior year.

Net gain on loans originated and sold in the secondary mortgage market were $1,397 and $464 for the nine months ending September 30, 2001 and 2000, respectively, an increase of $933, or 201.1%. For the third quarter of 2001, net gain on loans sold in the secondary mortgage market was $334, or 173.1%, higher than the 2000 time period. The continued lower interest rate environment led to additional new home purchases and refinancing activities of existing homeowners, and the increase in market activity has also increased profit margins on loan sales. Loan fundings for the nine months ended September 30, 2001 increased $53,103, or 144.2% compared to the prior year, while fundings for the three months ended September 30, 2001 rose $19,898, or 143.3% when compared to that same time period one year earlier.

For customers of the Investment Center, a full service brokerage operation offered exclusively through Raymond James Financial Services, Inc., member NASD/SIPC, the lackluster performance of the stock market resulted in a decline in investor activity. This decline led to a 46.3% and 31.1% decrease in investment product commissions recorded for the nine and three month periods ending September 30, 2001.

Other operating income increased $160, or 74.1%, to $376 for the first nine months of 2001, while also increasing $62, or 96.9% for the third quarter of 2001 when compared to the corresponding prior year time periods. These increases were attributed to the income earned on the additional $2,995 director's life insurance coverage purchased in November 2000.

Noninterest expense totaled $15,855 for the first nine months of 2001, compared to $14,083 for that same 2000 period, an increase of $1,772, or 12.6%. Total noninterest expense for the third quarter of 2001 increased $465, or 9.4% from the prior year.

Salaries and employee benefits expense was $9,226 for the nine months ending September 30, 2001, an increase of $1,420, or 18.2% from the $7,806 recorded in the first nine months of 2000. Total salaries and benefits expense for the third quarter of 2001 increased $380, or 13.7%, to $3,156 compared to $2,776 recorded for the three months ending September 30, 2000. The valuation of the stock appreciation rights granted to certain senior executives accounted for a large portion of the increases reported in each of these periods, as an increase of $450 and $31 was recorded for the nine months and three months ending September 30, 2001, respectively. The remaining increases were predominately associated with staff additions in the new Wal-Mart branches, the Mortgage Alternative Department, and the Carroll County Loan Center.

Occupancy and equipment expenses increased $58, or 6.4% and $116, or 9.1%, respectively for the nine months ending September 30, 2001. For the three months ending September 30, 2001, occupancy expenses decreased $5, or 1.5%, while equipment expenses increased $20, or 4.5%. Expenses associated with the Wal-Mart branches, the Mortgage Alternative Department, and the Carroll County Loan Center, such as rent, depreciation, and utilities, accounted for the majority of the recorded increases.

Other operating expenses increased $196, or 5.5% to $3,732 for the first nine months of 2001 compared to the same 2000 time period. For the third quarter, other operating expenses increased $76, or 6.3%, to $1,279 compared to $1,203 for the three months ending September 30, 2000. Accounting for the majority of the increases in both periods were higher advertising, marketing, and legal expenses, along with increased operational costs of the new Carroll County Loan Center, such as telephone and postage. Mortality costs associated with the additional $2,995 of director's life insurance coverage purchased and increased fees associated with higher ATM volumes also led to higher costs incurred.


Income Taxes

The Corporation's effective tax rate for the nine months ended September 30, 2001 and 2000 was 31.5% and 33.8%, respectively. The current year-to-date effective tax rate is lower primarily due to a change in state tax law reflected beginning in late 2000. For the three months ended September 30, 2001 and 2000, the effective tax rate for the Corporation was 32.4% and 31.7% respectively.

FINANCIAL CONDITION

Total assets were $747,553 at September 30, 2001 compared to $741,147 at December 31, 2000, an increase of $6,406. Investment securities, loans held for sale, and net loans increased $14,812, $3,304, and $17,139, respectively, while cash and cash equivalents and accrued interest receivable and other assets decreased $27,314 and $545, respectively.

Total deposits increased $25,163 to $603,460 at September 30, 2001 compared to $578,297 at December 31, 2000. Short-term borrowings, consisting primarily of repurchase agreements, and FHLB advances decreased $23,053 and $671, respectively, while quarterly principal repayments on the note payable totaled $1,050.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under these regulations, a "well-capitalized" institution must achieve a Tier 1 risk-based capital ratio of at least 6.00%, a total capital ratio of at least 10.00%, and a leverage ratio of at least 5.00% and not be under a capital directive order. Failure to meet capital requirements can initiate regulatory action. If an institution is only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions, asset growth, and expansion may be limited, and the institution may be required to submit a capital restoration plan.

At September 30, 2001, management was not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material effect on the Corporation's consolidated liquidity, capital resources or operations.

The Corporation's actual consolidated capital amounts are presented in the following table.

                                                                               September 30,       December 31,
                                                                                   2001                2000
                                                                                   ----                ----

       Tier 1 capital
         Shareholders' equity                                                $         58,654    $        52,801
         Less:  Intangibles                                                           (12,470)           (13,007)
                  Net unrealized losses on available-for-sale
                     equity securities                                                      -                (14)
         Add/less:  Unrealized loss/(gain) on securities                               (1,112)               263
                                                                             -----------------   ---------------

             TOTAL TIER 1 CAPITAL                                            $         45,072    $        40,043
                                                                             ================    ===============

       Total capital
         Tier 1 capital                                                      $         45,072    $        40,043
         Allowable allowance for loan losses                                            5,445              5,071
                                                                             ----------------    ---------------

             TOTAL  CAPITAL                                                  $         50,517    $        45,114
                                                                             ================    ===============

       RISK WEIGHTED ASSETS                                                  $        562,410    $       541,362
                                                                             ================    ===============

       AVERAGE ASSETS                                                        $        735,872    $       692,178
                                                                             ================    ===============

The Corporation and Bank's actual capital ratios and minimum required levels are presented in the following table.

                                   Actual ratios as of                       Minimum

                              September 30,    December 31,             Capital Adequacy          Well-Capitalized
                                  2001             2000                    Requirement               Requirement
                                  ----             ----                    -----------               -----------

Tier I Capital
 (to average assets)
    Consolidated                  6.12%              5.79%                    4.00%                     5.00%
    Lafayette Bank and Trust      7.45%              7.29%                    4.00%                     5.00%


Tier I Capital
 (to risk weighted assets)
    Consolidated                  8.01%             7.40%                     4.00%                     6.00%
    Lafayette Bank and Trust      9.71%             9.26%                     4.00%                     6.00%


Total Capital
 (to risk weighted assets)
    Consolidated                   8.98%              8.33%                   8.00%                    10.00%
    Lafayette Bank and Trust      10.68%             10.19%                   8.00%                    10.00%


Management believes the Bank met all the capital requirements as of September 30, 2001 and December 31, 2000, and was well-capitalized under the regulatory framework for prompt corrective action. The Corporation was adequately capitalized as of September 30, 2001 and December 31, 2000. While the Corporation's total capital status was below the well-capitalized category as a result of the Jasper County branch acquisitions in 1999, capital ratios have improved each quarter since the transaction occurred, and management anticipates maintaining its adequately capitalized status for the foreseeable future. The Federal Reserve Bank considers the holding company capital adequacy in connection with any application activity which requires their approval. Further, since the Corporation's capital levels are below the well-capitalized category, the use of expedited Federal Reserve Bank procedures in any application activity which requires their approval will not be available to the Corporation until it once again becomes well-capitalized. Certain statements in this paragraph relating to future capital levels of the Corporation and Bank are forward-looking which may or may not be accurate due to the impossibility of predicting future economic and business events, including the ability of the Corporation to raise additional capital, if needed, as well as other factors that are beyond the control of the Corporation.

Liquidity

The consolidated statement of cash flows illustrates the elements which gave rise to the change in the Corporation's cash and cash equivalents for the nine months ended September 30, 2001 and 2000. Including net income of $5,603, the net cash from operating activities for the nine months of 2001 generated $4,778 of available cash. Net cash from investing activities utilized $31,356 of available cash primarily as a result of $12,565 of net purchases of securities and $18,314 of net loan fundings by the Corporation. Net cash from financing activities utilized $736 of available cash as a result of an $25,163 increase in deposits, offset by a $23,053 decrease in short-term borrowings, $1,050 of note payable principal repayments, and $1,228 in dividends paid.

Total cash outflows for the nine-month period in 2001 exceeded cash inflows by $27,314 resulting in a cash and cash equivalent balance of $46,158 at September 30, 2001.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk of the Corporation encompasses exposure to both liquidity and interest rate risk and is reviewed quarterly by the Funds Management Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2001 from the analysis and disclosures provided in the Corporation's Form 10-K for the year ended December 31, 2000.

PART II.   OTHER INFORMATION

Item 5.  Other Events

          On October 15,  2001,  Lafayette  Bancorporation  signed a  definitive
          agreement  with  First  Merchants  Corporation,   located  in  Muncie,
          Indiana, to merge with and into First Merchants Corporation.

          Under  the  terms  of  the   agreement,   upon  the  closing  of  this
          transaction, Lafayette Bank and Trust Company will be a wholly-owned subsidiary of First Merchants Corporation.

          The transaction is subject to shareholder and regulatory approval and is expected to be effective in the first quarter of 2002.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

          No exhibits were filed with the submission of Form 10-Q for the quarter ended September 30, 2001

(b)      Reports on Form 8-K

          No Form 8-K was filed with the SEC during the quarter ended September 30, 2001.


SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 9, 2001                 By /s/ Robert J. Weeder
                                        ---------------------------------------
                                        Robert J. Weeder
                                        President and CEO


Date:  November 9, 2001                 By /s/ Marvin S. Veatch
                                        ---------------------------------------
                                        Marvin S. Veatch
                                        Vice President and Controller