Form 10-K405
period 2001-12-31
LAFAYETTE BANCORPORATION
filed 2002-03-19
CIK 1035373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended: December 31, 2001

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

                  YES [X]           NO [   ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant (assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are affiliates) valued at the price of the last trade price of $28.00 reported on the OTC Bulletin Board as of March 12, 2002, was approximately $108,161,760.00.

As of March 12, 2002, there were outstanding 3,961,589 common shares, no par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into Parts II or III.

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

     The Bank was  chartered  as an Indiana  state-chartered  bank in 1899.  The
Bank's principal executive offices are also located at 133 North 4th Street, Lafayette, Indiana 47902 and its telephone number is (765) 423-7100. At December 31, 2001, the Bank was the largest bank headquartered in Tippecanoe County with total assets of $762,318,000 and total deposits of $618,572,000.

     On October 14, 2001, the Corporation entered into an Agreement of Reorganization and Merger, which provides for the merger of the Corporation into First Merchants Corporation ("FMC"), Muncie, Indiana. The Agreement provides that upon the effective date of the merger, each shareholder of the Corporation may elect to receive either 1.11 shares of FMC's common stock or $30.00 in cash for each share of the Corporation's common stock owned by such shareholder. However, no more than $50,329,248 aggregate cash may be paid in the merger and there may be allocations of stock to certain shareholders if this threshold is exceeded. Subsequent to the merger, the Bank will continue to operate as a separate banking subsidiary of First Merchants Corporation for at least five years. The transaction is expected to be consummated in the second quarter of 2002. All required shareholder and regulatory approvals have been received. The information in this paragraph relating to the continued operation of the Bank after the proposed merger is a forward-looking statement which may or may not be accurate because of the uncertainty whether the merger will or will not be consummated and, if consummated, whether First Merchants decides to modify its business plans regarding the operation of the Bank.

Segment Information

     The Corporation's operations include three primary segments: banking, mortgage banking and trust services. Financial information and other information about these segments is provided in Note 21 to the Consolidated Financial Statements, which is included in Item 8 below, and the information in Note 21 is incorporated herein by reference.

Competition

     The banking business is highly competitive. The Corporation's market area consists principally of Tippecanoe, White, Jasper, and Carroll Counties in Indiana, although the Bank also competes with other financial institutions in surrounding counties in Indiana in obtaining deposits and providing many types of financial services. The Corporation competes with larger regional banks for the business of companies located in the Corporation's market area.

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

Employees

     The Corporation has no compensated employees. At December 31, 2001, the Bank employed 269 full-time employees and 52 part-time employees. The Bank is not a party to any collective bargaining agreements, and employee relations are considered to be good.

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

General

     As a bank holding company, the Corporation is subject to the BHC Act. The Corporation reports to, registers with, and is examined by the FRB. The FRB also has the authority to examine the Corporation's subsidiaries, which includes the authority to examine the Bank.

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

     The Corporation is generally prohibited under the BHC Act from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than banking, managing banks, or providing services to affiliates of the holding company. A bank holding company with the approval of the FRB, may engage or acquire the voting shares of companies engaged, in activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A bank holding company must demonstrate that the benefits to the public of the proposed activity will outweigh the possible adverse effects associated with such activity. Legislation enacted in December 1999 provides for bank holding companies that satisfy certain conditions to qualify as "financial holding companies" and thereby be permitted to engage in a much broader range of financial activities. The Corporation is not a financial holding company.

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

     For a detailed discussion of the regulatory capital requirements and the Corporation's and Bank's compliance with those requirements, see "Capital Adequacy" in Management's Discussion and Analysis of Financial Condition and Results of Operations, which is included in Item 7 below, and Note 14 to Notes to Consolidated Financial Statements, which is included in Item 8 below.

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

     As discussed in the "Capital Adequacy" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below and in Note 14 to Notes to Consolidated Financial Statements included in Item 8 below, the consolidated and bank-only capital levels were significantly reduced as a result of the Bank's acquisition of three Jasper County branches on March 12, 1999. In response, the Corporation borrowed $14,000,000 and contributed $13,000,000 of capital to the Bank for the Bank to maintain its well-capitalized status. At year-end 1999, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action, but the Corporation was categorized as undercapitalized, as the total capital ratio was 7.99%, slightly below the 8% minimum. Despite this capital deficiency, no corrective action was initiated by the banking regulatory authorities. The Corporation returned to adequately capitalized status as of March 31, 2000, and maintained that status through December 31, 2001. See Items 7 and 8 below.

Safety and Soundness Standards

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

Inter-Corporate Borrowings

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

Impact of Monetary Policies

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

Recent Legislative and Regulatory Changes

     The Gramm-Leach-Bliley Act, which was signed into law on December 12, 1999 and became effective March 11, 2000, permits bank holding companies to qualify as "financial holding companies" that may engage in a broad range of financial activities that are "financial in nature," including underwriting, dealing in and making a market in securities, insurance underwriting and agency activities, and merchant banking. The Gramm-Leach-Bliley Act also authorizes banks to engage through financial subsidiaries in nearly all of the activities permitted for financial holding companies.

     The Gramm-Leach-Bliley Act also imposes significant new financial privacy obligations and reporting requirements on banks as well as on other financial institutions. Among other things, financial institutions are required to (a) establish privacy policies and disclose them to customers both at the time of establishing the customer relationship and on an annual basis, and (b) permit customers to opt out of the financial institution's disclosure of customer nonpublic personal information to third parties that are not affiliated with the financial institution. In May 2000, the banking agencies issued final regulations implementing the Gramm-Leach-Bliley Act provisions governing the privacy of consumer financial information. Full compliance with the new regulations was required by July 1, 2001.

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

ITEM 2. PROPERTIES.

     The Corporation, through the Bank, currently operates from its main office in downtown Lafayette and from 19 additional locations in Tippecanoe, White, Jasper, and Carroll Counties in Indiana. Information about the Bank's locations is set forth in the table below:







                      [This space intentionally left blank]


======================================== =================================== =======================================

                                                     LOCATION/                         ADDITIONAL BANKING
            NAME OF OFFICE                         TELEPHONE NO.                       FUNCTIONS OFFERED
            --------------                         -------------                       -----------------
---------------------------------------- ----------------------------------- ---------------------------------------
Downtown Main Office                     133 North 4th Street                oTrust Department
                                         Lafayette, Indiana                  oMortgage Loan Department
                                         (765) 423-7100                      oCommercial Loan Department
---------------------------------------- ----------------------------------- ---------------------------------------
Downtown Motor Bank                      401 North 4th Street                o24-Hour MAC Automatic
                                         Lafayette, Indiana                   Teller Machine
                                         (765) 423-7165
---------------------------------------- ----------------------------------- ---------------------------------------
Elston Branch                            2862 U.S. 231 South                 o24-Hour MAC Automatic
                                         Lafayette, Indiana                   Teller Machine
                                         (765) 423-7166
---------------------------------------- ----------------------------------- ---------------------------------------
Lafayette Square Branch                  2504 Teal Road                      o24-Hour MAC Automatic
                                         Lafayette, Indiana                   Teller Machine
                                         (765) 423-7164
---------------------------------------- ----------------------------------- ---------------------------------------
Market Square Branch                     2200 Elmwood Avenue                 oInstallment Loan Department
                                         Lafayette, Indiana                  o24-Hour MAC Automatic
                                         (765) 423-7163                       Teller Machine
---------------------------------------- ----------------------------------- ---------------------------------------
Tippecanoe Court Branch                  Pay Less Super Market               o24-Hour MAC Automatic
                                         2513 Maple Point Drive               Teller Machine
                                         Lafayette, Indiana
                                         (765) 423-3821
---------------------------------------- ----------------------------------- ---------------------------------------
West Lafayette Branch                    2329 North Salisbury Street         o24-Hour MAC  Automatic
                                         West Lafayette, Indiana              Teller Machine
                                         (765) 423-7162
---------------------------------------- ----------------------------------- ---------------------------------------
26 East Branch                           3901 S.R. 26 East                   oInvestment Center
                                         Lafayette, Indiana                  oInsurance Department
                                         (765) 423-7167                      o24-Hour MAC Automatic
                                                                              Teller Machine
---------------------------------------- ----------------------------------- ---------------------------------------
Elmwood Avenue Branch                    Pay Less Super Market               o24-Hour MAC Automatic
                                         1904 Elmwood Avenue                  Teller Machine
                                         Lafayette, Indiana
                                         (765) 423-3831
---------------------------------------- ----------------------------------- ---------------------------------------
Valley Lakes Branch                      1803 East 350 South                 o24-Hour MAC Automatic
                                         Lafayette, Indiana                   Teller Machine
                                         (765) 423-3841

---------------------------------------- ----------------------------------- ---------------------------------------
Super Wal-Mart Branch                    4205 Commerce Drive                 o24-Hour MAC Automatic
                                         Lafayette, Indiana                   Teller Machine
                                         (765) 423-2027
---------------------------------------- ----------------------------------- ---------------------------------------
Brookston Branch                         S.R. 18 West and HWY 43             o24-Hour MAC Automatic
                                         Brookston, Indiana                   Teller Machine
                                         (765) 563-6400
---------------------------------------- ----------------------------------- ---------------------------------------
Monticello Branch                        116 East Washington St.             o24-Hour MAC Automatic
                                         Monticello, Indiana                  Teller Machine
                                         (219) 583-4666
---------------------------------------- ----------------------------------- ---------------------------------------


======================================== =================================== =======================================

                                                     LOCATION/                         ADDITIONAL BANKING
            NAME OF OFFICE                         TELEPHONE NO.                       FUNCTIONS OFFERED
            --------------                         -------------                       -----------------
---------------------------------------- ----------------------------------- ---------------------------------------

Super Wal-Mart Branch                    1088 West Broadway Street           o24-Hour MAC Automatic
                                         Monticello, Indiana                  Teller Machine
                                         (219) 583-3078
---------------------------------------- ----------------------------------- ---------------------------------------
Reynolds Branch                          U.S. 24 West                        o24-Hour MAC Automatic
                                         Reynolds, Indiana                    Teller Machine
                                         (219) 984-5471
---------------------------------------- ----------------------------------- ---------------------------------------
DeMotte Branch                           437 North Halleck                   o24-Hour MAC Automatic
                                         DeMotte, Indiana 46310               Teller Machine
                                         (219) 987-5812
---------------------------------------- ----------------------------------- ---------------------------------------
Remington Branch                         101 East Division Street            o24-Hour MAC Automatic
                                         Remington, Indiana 47977             Teller Machine
                                         (219) 866-2161
---------------------------------------- ----------------------------------- ---------------------------------------
Rensselaer Branch                        200 West Washington Street          o24-Hour MAC Automatic
                                         Rensselaer, Indiana 47978            Teller Machine
                                         (219) 866-7121
---------------------------------------- ----------------------------------- ---------------------------------------
Rensselaer Motor Bank                    200 North Van Rensselaer
                                         Rensselaer, Indiana 47978
                                         (219) 866-1455
---------------------------------------- ----------------------------------- ---------------------------------------
---------------------------------------- ----------------------------------- ---------------------------------------
Flora Branch                             805 E. Columbia Street              o24-Hour MAC Automatic
                                         Flora, Indiana 46929                 Teller Machine
                                         (574) 967-4318
======================================== =================================== =======================================

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There was no matter submitted during the fourth quarter of 2001 to a vote of security holders, by solicitation of proxies or otherwise.

Special Item. Executive Officers of the Registrant.

Name                   Age               Offices Held
----                   ---               ------------
Joseph A. Bonner       70       Chairman of the Board of the Corporation
                                and the Bank

Robert J. Weeder       64       Chief Executive Officer and President of the
                                Corporation and the Bank

Robert J. Ralston      60       Executive Vice President/Senior Operations
                                Officer and Secretary/Treasurer of the Bank

Tony S. Albrecht       38       Senior Vice President and Manager,
                                Commercial Loan Department

Lawrence A. Anthrop    57       Senior Vice President and Senior Trust
                                Officer of the Bank

E. James Brisco        49       Senior Vice President and Manager, Mortgage
                                Loan Department of the Bank

Daniel J. Gick         44       Senior Vice President and Manager,
                                Retail Banking

Hal D. Job             58       Regional President, Jasper County Market

Michelle D. Turnpaugh  36       Secretary/Treasurer of the Corporation and
                                Assistant Secretary of the Bank

Marvin S. Veatch       37       Vice President and Controller of the Bank

Charles E. Wise        55       Senior Vice President and Branch Manager of the
                                Reynolds and Monticello offices of the Bank

     Officers are elected annually by the Board of Directors and serve for a one-year period and until their successors are elected. No officers have employment contracts. There are no family relationships between any of the officers of the Corporation.

     Except as indicated below, each of the officers has held the same or similar position with the Corporation or the bank or the past five years.

     Mr. Bonner retired as President and Chief Executive Officer of the Corporation and the Bank effective January 31, 1997.

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


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Stock Information

     The common stock of Lafayette Bancorporation, Lafayette, Indiana, is traded on the OTC Bulletin Board under the trading symbol of LAYB (Cusip No.
505893-10-7). At the close of business on December 31, 2001, there were 3,961,589 shares outstanding held by approximately 475 shareholders.

     Management does not have knowledge of the prices paid in all transactions and has not verified the accuracy of those prices that have been reported. Because of the lack of an established market for the common shares of the Corporation, these prices would not necessarily reflect the prices that the shares would trade in an active market.

                          Price Per Share
                          ---------------                     Dividend
                          High        Low                     Declared

----------------------------------------------------------------------------
2001
----------------------------------------------------------------------------

First Quarter             $16 1/2    $12 3/4                  $ .10
Second Quarter            15 1/2     13 3/4                     .10
Third Quarter             18         14 1/2                     .11
Fourth Quarter            27 1/2     16                         .16

----------------------------------------------------------------------------
2000
----------------------------------------------------------------------------

First Quarter             $24 5/16   $13 3/8                  $ .09
Second Quarter            16 3/8     10                         .09
Third Quarter             14 9/16    12 1/16                    .10
Fourth Quarter            15 3/4     12 1/4                     .15

               Data adjusted for all stock splits and dividends.

     The following firms have transacted business in Lafayette Bancorporation common stock during the past year:

        o        City Securities Corporation
        o        First Tennessee Securities Corp.
        o        Herzog, Herne, Geduld, Inc.
        o        Hill Thompson Magid, L.P.
        o        Howe Barnes Investments, Inc.
        o        JJB Hilliard, WL Lyons, Inc.
        o        McDonald & Company Securities, Inc.
        o        Merrill Lynch
        o        Monroe Securities, Inc.
        o        Raymond James Financial Services, Inc.
                 located at Lafayette Bank and Trust Company
        o        Solomon Smith Barney, Inc.

Transfer Agent

Lafayette Bancorporation
133 North Fourth Street
P.O. Box 1130
Lafayette, Indiana 47902-1130

ITEM 6. SELECTED FINANCIAL DATA.

     See Table 1 under "Results of Operations" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction and Overview

     Lafayette Bancorporation (Corporation) is a one-bank holding company located in Lafayette, Indiana. The Corporation's wholly-owned subsidiary, Lafayette Bank and Trust Company (Bank), conducts business in eighteen offices located in Tippecanoe, White, Jasper, and Carroll Counties, Indiana. The Bank is engaged in a variety of financial services, including accepting deposits; making commercial and consumer loans; originating mortgage loans; providing personal and corporate trust services; providing investment advisory and brokerage services; and providing auto, homeowners, and other insurance products.

     On March 14, 2001, the Corporation established a loan production office in Flora, Indiana. In order to meet all the banking needs of Carroll County residents, the Corporation opened a full-service branch in Flora on December 31, 2001. This branch, which is currently staffed by eight individuals, provides a full range of loan and deposit products, as well as other banking services in this new market area.

     On March 15, 2000, the Corporation opened a full-service branch located in the Super Wal-Mart in Monticello, Indiana. Also, on July 19, 2000, a similar full-service branch was opened in the Super Wal-Mart in Lafayette, Indiana. In addition to these two new branches, the Corporation established a new mortgage line of business during the second quarter of 2000, which assists customers who do not meet the qualifications of conventional or traditional mortgage loan programs to secure financing. The Mortgage Alternative Department only offers mortgage products, such as first or second mortgages and lines of credit that are secured by real estate. Loans originated in this department are pre-approved for sale and are sold in the secondary mortgage market with no servicing retained.

     The information in this Management's Discussion and Analysis is presented as an analysis of the major components of the Corporation's operations for the three years ended December 31, 2001, 2000, and 1999, and financial condition as of December 31, 2001 and 2000. This information should be read in conjunction with the accompanying consolidated financial statements and footnotes contained elsewhere in this report. The tables contained in the Management's Discussion and Analysis include dollar amounts expressed in thousands.

Mergers and Acquisitions

     On October 14, 2001, Lafayette Bancorporation signed a definitive agreement with First Merchants Corporation, located in Muncie, Indiana, to merge with and into First Merchants Corporation ("FMC"). The Agreement provides that upon the effective date of the merger, each shareholder of the Corporation may elect to receive either 1.11 shares of FMC's common stock or $30.00 in cash for each share of the Corporation's common stock owned by such shareholder. However, no more than $50,329,248 aggregate cash may be paid in the merger and there may be allocations of stock to certain shareholders if this threshold is exceeded. Under the terms of the agreement, upon the closing of this transaction, Lafayette Bank and Trust Company will be a wholly-owned subsidiary of First Merchants Corporation for at least five (5) years. The transaction is expected to be effective in the second quarter of 2002. All required shareholder and regulatory approvals of the merger have been received.

     In March 1999, the Bank purchased three branches in Jasper County, Indiana, located in the towns of DeMotte, Remington, and Rensselaer. The fair value of assets acquired was $71,749,000, which consisted primarily of commercial loans, the physical facilities, goodwill, and core deposit intangibles. The fair value of liabilities assumed was $117,015,000, which consisted primarily of customer deposits. Since the Bank acquired more liabilities than assets in the transaction, the Bank received $45,266,000 of cash as of the settlement date. See Note 18 to the consolidated financial statements for additional information regarding this acquisition. This transaction had a significant effect on the Corporation's results of operations for the years ended December 31, 2000 and 1999, as the Corporation had use of the earning assets and interest-bearing liabilities acquired for the entire twelve months of 2000, and for approximately nine and one-half months of 1999.

Results of Operations

     The major components of the Corporation's operating results for the past five years are summarized in Table 1 - Five Year Financial Summary.

                                        Table 1 - FIVE YEAR FINANCIAL SUMMARY

                                                                For the years ended December 31,
          SUMMARY OF OPERATIONS               2001            2000            1999           1998            1997
                                          -------------- ---------------  -------------- -------------- ---------------

Interest income - tax equivalent (1)            $54,633         $53,303         $45,196        $35,329         $32,415
Interest expense                                 26,903          27,405          21,543         16,963          15,525
                                          -------------- ---------------  -------------- -------------- ---------------
  Net interest income - tax equivalent (1)       27,730          25,898          23,653         18,366          16,890
Tax equivalent adjustment (1)                     (969)           (917)           (806)          (604)           (504)
                                          -------------- ---------------  -------------- -------------- ---------------
  Net interest income                            26,761          24,981          22,847         17,762          16,386
Provision for loan losses                       (1,225)         (1,200)         (1,060)          (980)           (620)
Noninterest income                                7,454           5,825           5,125          4,916           4,168
Noninterest expense                              22,174          19,176          17,534         13,610          12,557
                                          -------------- ---------------  -------------- -------------- ---------------

Income before income taxes                       10,816          10,430           9,378          8,088           7,377
Income tax expense                                3,401           3,514           3,027          2,711           2,569
                                          -------------- ---------------  -------------- -------------- ---------------

NET INCOME                                       $7,415          $6,916          $6,351         $5,377          $4,808
                                          ============== ===============  ============== ============== ===============

            PER SHARE DATA (2)
Net income                                        $1.87           $1.75           $1.61          $1.36           $1.22
Cash dividends                                     0.47            0.43            0.39           0.34            0.31
Shareholders' equity, end of year                 14.93           13.37           11.62          10.82            9.77

    SELECTED ACTUAL YEAR-END BALANCES
Total assets                                   $762,318        $741,147        $645,149       $483,969        $439,029
Earning assets                                  692,989         676,235         580,858        449,539         406,954
Investment securities available-for-sale         94,164          78,857          79,722         76,956          66,577
Investment securities held-to-maturity            3,918           4,484           4,712          4,879           5,268
Loans held for sale                              17,262           5,949           3,174         10,086           7,640
Loans                                           555,864         537,725         489,070        353,828         312,227
Allowance for loan losses                       (5,413)         (5,071)         (4,618)        (4,241)         (3,464)
Total deposits                                  618,572         578,297         522,247        395,546         355,195
Noninterest-bearing demand deposits              80,012          70,866          63,206         48,657          42,752
Interest-bearing demand deposits                 73,781          69,528          67,729         54,294          47,054
Savings deposits                                194,917         161,456         161,573        116,014          96,974
Time deposits                                   269,862         276,447         229,739        176,581         168,415
FHLB advances                                    34,982          35,737          30,027         23,854          19,886
Note payable                                     10,150          11,550          12,950              -               -
Shareholders' equity                             59,120          52,801          45,785         42,614          38,469

        SELECTED AVERAGE BALANCES
Total assets                                   $746,295        $674,736        $600,451       $455,268        $416,957
Earning assets                                  685,805         616,033         554,423        422,772          38,727
Securities                                       92,275          83,868          98,489         76,928          80,606
Loans held for sale                               8,554           3,392           5,967          6,095           5,522
Loans                                           543,103         517,010         440,615        327,412         289,197
Allowance for loan losses                       (5,337)         (5,010)         (4,319)        (3,766)         (3,254)
Total deposits                                  594,239         547,601         486,489        371,067         345,739
Noninterest-bearing demand deposits              61,993          58,723          51,229         39,312          35,728
Interest-bearing demand deposits                 70,181          69,024          62,858         48,777          47,945
Savings deposits                                181,932         163,182         157,618        108,019          94,360
Time deposits                                   280,133         256,672         214,784        174,959         167,706
FHLB advances                                    35,252          26,142          23,359         22,101          13,940
Note payable                                     11,023          12,423          10,863              -               -
Shareholders' equity                             56,506          49,017          44,499         40,814          36,530

           RATIOS BASED ON AVERAGE BALANCES
Loans to deposits (3)                            91.39%          94.41%          90.57%         88.24%          83.65%
Return on average assets                          0.99%           1.02%           1.06%          1.18%           1.15%
Return on average equity                         13.12%          14.11%          14.27%         13.17%          13.16%
Dividend payout ratio                            25.11%          24.67%          24.25%         24.94%          24.98%
Leverage capital ratio                            6.24%           5.79%           5.53%          8.82%           8.76%
Efficiency ratio (4)                             63.02%          60.45%          60.93%         58.46%          59.63%

                OTHER DATA
Number of employees (FTE)                           306             303             275            220             213
Average common shares outstanding (2)         3,959,582       3,950,297       3,940,024      3,940,123       3,937,399
Cash dividends declared                          $1,862          $1,706          $1,540         $1,341          $1,201

(1) Net interest income has been presented on both a tax equivalent and non-tax equivalent basis. The tax equivalent basis was calculated using a 34% tax rate for all periods presented. The tax equivalent adjustment reverses the tax equivalent basis in order to present net interest income in accordance with generally accepted accounting principles (GAAP), as reflected in the consolidated financial statements.

(2) Per share data has been retroactively adjusted to reflect stock dividends and splits. Amounts do not consider the dilutive effect of stock options outstanding.

(3)  The loan to deposit ratio calculation excludes loans held for sale.

(4) The efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income, on a fully tax equivalent basis, and noninterest income.

     The Corporation earned $7,415,000,  $6,916,000,  and $6,351,000,  or $1.87,
$1.75, and $1.61, and per share for the years ended December 31, 2001, 2000, and 1999, respectively. The increase in net interest income accounted for a significant portion of the 7.2% and 8.9% earnings increases recorded by the Corporation in 2001 and 2000, respectively. In addition to the increase recorded in net interest income, 2001 earnings were enhanced by fiduciary income, NSF, service charge and ATM income. Also aiding earnings was higher net gain on loan sales in the secondary mortgage market and increased earnings on additional life insurance policies purchased. However, the increases realized in noninterest income were more than offset by the increases experienced in noninterest expenses. The Corporation realized increases in salaries and benefits, depreciation, and other general operating expenses incurred as a result of the Carroll County facility opened in 2001, along with the full-year effect of the two Wal-Mart branches and the Mortgage Alternative Department opened in 2000. In general, 2000 earnings were impacted similarly due to the opening of the two Wal-Mart branches and the Mortgage Alternative Department.

     Return on average assets (ROA) was .99%, 1.02%, and 1.06% for the periods ending December 31, 2001, 2000, and 1999, respectively, while return on average equity (ROE) was 13.12%, 14.11%, and 14.27% for those same time periods.

Net Interest Income

     Net interest income is the most significant component of the Corporation's earnings. Net interest income is the difference between interest and fees realized on earning assets, primarily loans and securities, and interest paid on deposits and other borrowed funds. The net interest margin is this difference expressed as a percentage of average earning assets. Net interest income is determined by several factors, including the volume of earning assets and liabilities, the mix of earning assets and liabilities, and the overall level of interest rates. Although some of these factors can be influenced by management policies and actions, these factors are also influenced by elements beyond the control of management, such as the general level of credit demand, Federal Reserve Board monetary policy, and changes in tax laws. Tables 1 through 4 are an integral part in analyzing the components of net interest income and the changes which have occurred between the time periods presented. Table 1-Five Year Financial Summary shows the Corporation's net interest income from 1997 through 2001. Table 2 - Average Balance Sheets and Interest Rates represent the major components of interest-earning assets and interest-bearing liabilities. For analytical purposes, interest income presented in the table has been adjusted to a tax equivalent basis assuming a 34% tax rate for all years. The tax equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets.

                                       Table 2 - AVERAGE BALANCE SHEETS AND INTEREST RATES

                                                                    Years ended December 31,
                                            2001                              2000                             1999
                               -------------------------------- ------------------------------------------------------------------
            ASSETS              Average               Average    Average               Average    Average               Average
Interest earning assets         Balance    Interest    Rate      Balance    Interest     Rate     Balance    Interest     Rate
                               -------------------------------- ------------------------------------------------------------------
Securities
  Taxable                         $55,714     $3,299     5.92%     $52,089     $3,318      6.37%    $66,538     $3,831      5.76%

  Tax-exempt (1)                   35,842      2,623     7.32%      34,737      2,521      7.26%     33,438      2,317      6.93%
  Unrealized loss on AFS
    securities                        719          -               (2,958)          -               (1,487)          -
                               -------------------------------- ------------------------------------------------------------------
Total Securities                   92,275      5,922     6.42%      83,868      5,839      6.96%     98,489      6,148      6.24%

Loans (1)(2)

  Commercial                      330,838     27,627     8.35%     301,930     27,766      9.20%    251,732     21,951      8.72%

  Real estate                     170,808     14,452     8.46%     166,930     13,753      8.24%    143,711     11,587      8.06%
  Installment and other
    consumer                       47,649      4,759     9.99%      51,379      5,150     10.02%     51,139      5,000      9.78%

  Other                             2,362         92     3.90%         163         11      6.75%          -          -      0.00%
                               -------------------------------- ------------------------------------------------------------------
Total Loans                       551,657     46,930     8.51%     520,402     46,680      8.97%    446,582     38,538      8.63%


Interest-bearing balances with
  other financial institutions     15,785        668     4.23%       2,335        144      6.17%        344         18      5.23%

FHLB stock                          2,307        172     7.46%       2,123        175      8.24%      1,808        145      8.02%

Federal funds sold                 23,781        941     3.96%       7,305        465      6.37%      7,200        347      4.82%
                               -------------------------------- ------------------------------------------------------------------
Total Earning Assets              685,805    $54,633     7.97%     616,033    $53,303      8.65%    554,423    $45,196      8.15%
                                            =========  ========              =========    =======             ==========   =======

Noninterest Earning Assets

Allowance for loan losses         (5,337)                          (5,010)                          (4,319)

Premises and equipment             10,917                           11,112                            9,087

Cash and due from banks            22,639                           22,126                           21,830
Accrued interest and other
  Assets                           32,271                           30,475                           19,430
                               -----------                      -----------                      -----------
Total Assets                     $746,295                         $674,736                         $600,451
                               ===========                      ===========                      ===========

LIABILITIES AND
 SHAREHOLDERS'
  EQUITY
Interest-Bearing Liabilities
Deposits
  Interest-bearing demand
    deposits                      $70,181       $524     0.75%     $69,024       $741      1.07%    $62,858       $714      1.14%

  Savings deposits                181,932      5,607     3.08%     163,182      7,254      4.45%    157,618      5,994      3.80%

  Time deposits                   280,133     16,519     5.90%     256,672     15,021      5.85%    214,784     11,316      5.27%
                               -------------------------------- ------------------------------------------------------------------
Total interest-bearing deposits   532,246     22,650     4.26%     488,878     23,016      4.71%    435,260     18,024      4.14%


Borrowed Funds

  Short-term borrowings            40,940      1,506     3.68%      32,482      1,773      5.46%     30,168      1,358      4.50%

  FHLB advances                    35,252      2,113     5.99%      26,142      1,609      6.15%     23,359      1,412      6.04%

  Note payable                     11,023        634     5.75%      12,423      1,007      8.11%     10,863        749      6.89%
                               -------------------------------- ------------------------------------------------------------------

Total Borrowed Funds               87,215      4,253     4.88%      71,047      4,389      6.18%     64,390      3,519      5.47%
                               -------------------------------- ------------------------------------------------------------------
                                  619,461    $26,903     4.34%     559,925    $27,405      4.89%    499,650    $21,543      4.31%
Total interest-bearing
   liabilities                              ==========  =======              =========    =======             =========   ========

Noninterest-bearing
  liabilities
Noninterest-bearing demand
  deposits                         61,993                           58,723                           51,229
Accrued interest and other
  liabilities                       8,335                            7,071                            5,073

Shareholders' equity               56,506                           49,017                           44,499
                               -----------                      -----------                      -----------
Total liabilities and
  shareholders' equity           $746,295                         $674,736                         $600,451
                               ===========                      ===========                      ===========

Interest margin recap
  Net interest income and
    interest rate spread                     $27,730     3.62%                $25,898      3.76%               $23,653      3.84%
                                          =========== =========            ===========   =========           ==========   ========
  Net interest income margin                             4.04%                             4.20%                            4.27%
                                                      =========                          =========                        ========

(1) Interest income on tax-exempt securities and loans has been adjusted to a tax equivalent basis using a marginal federal income tax rate of 34% for all years.

(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income. Loan fees were $1,831 for 2001, $1,309 for 2000, and $1,192 for 1999.

Table3 - Net Interest Earning Assets illustrates net interest-earning assets and liabilities for 2001, 2000, and 1999.

                                          Table 3 - NET INTEREST-EARNING ASSETS

                                                                     2001              2000              1999
                                                               ------------------------------------------------------
 Average interest-earning assets                                        $685,805          $616,033          $554,423
 Average interest-bearing liabilities                                    619,461           559,925           499,650
                                                               ------------------------------------------------------

                  Net interest-earning assets                            $66,344           $56,108           $54,773
                                                               ======================================================

Table4 - Volume and Rate Analysis depicts the dollar effect of volume and rate changes from 1999 through 2001. Variances which were not specifically attributable to volume or rate were allocated proportionately between rate and volume using the absolute values of each as a basis for the allocation. Nonaccrual loans were included in the average loan balances used in determining the yields.

                                            Table 4 - VOLUME/RATE ANALYSIS

                                                       2001-2000                                2000-1999
                                        -----------------------------------------  ------------------------------------
                                                       Change        Change                       Change     Change
                                           Total       Due To        Due To           Total       Due To     Due To
INTEREST INCOME                           Change       Volume         Rate            Change      Volume      Rate
---------------
                                        -----------------------------------------  ------------------------------------

Loans                                          $250        $2,726       ($2,476)         $8,142      $6,573     $1,569
Securities
  Taxable                                      (19)           458          (477)          (513)     (1,024)        511
  Tax-exempt                                    102            81             21            204          92        112
Interest-bearing balances with
  other financial institutions                  524           583           (59)            126         122          4
FHLB stock                                      (3)            14           (17)             30          26          4
Federal funds sold and
  overnight balances                            476           709          (233)            118           5        113
                                        -----------------------------------------  ------------------------------------
                                        -----------------------------------------  ------------------------------------
Total interest income                        $1,330        $4,571       ($3,241)         $8,107      $5,794     $2,313
                                        =========================================  ====================================


INTEREST EXPENSE

Interest-bearing DDA                         ($217)           $12         ($229)            $27         $68      ($41)
Savings deposits                            (1,647)           764        (2,411)          1,260         218      1,042
Time deposits                                 1,498         1,383            115          3,705       2,363      1,342
Short-term borrowings                         (267)           395          (662)            415         110        305
FHLB advances                                   504           547           (43)            197         171         26
Note payable                                  (373)         (104)          (269)            258         116        142
                                        -----------------------------------------  ------------------------------------
                                        -----------------------------------------  ------------------------------------
Total interest expense                       ($502)        $2,997       ($3,499)         $5,862      $3,046     $2,816
                                        =========================================  ====================================

Net Interest income                          $1,832        $1,574           $258         $2,245      $2,748     ($503)
                                        =========================================  ====================================

     Net interest income on a tax equivalent basis for 2001 was 7.1% higher than that for 2000, while the net interest margin for 2001 was 4.04%, or 16 basis points lower than the prior year. Tax equivalent net interest income was 9.5% higher in 2000 compared to 1999, while the net interest margin decreased 7 basis points to 4.20% from that of 1999.

     The primary responsibility of the Federal Open Market Committee (FOMC) is to set the monetary policy for the United States. In a year that experienced a slow-down in the economy, which led to the highest unemployment rate in six years and waning consumer confidence, the FOMC met eleven times during 2001 and reduced interest rates at each meeting resulting in a total reduction of 475 basis points. The federal funds rate and the discount rate was 1.75% and 1.25%, respectively, at December 31, 2001. These were the lowest interest rates seen in 40 years.

     With the lower interest rate environment that existed during 2001, the Corporation continued to grow its loan portfolio. Average loans increased $31,255,000, or 6.0% during 2001, which is modest growth compared to the last five years, but such growth more than compensated for the lower interest rates charged and resulted in higher total interest income. The Corporation's cost of funds declined during the year as a result of the falling interest rate environment, which reduced total interest expense, even as total average interest-bearing liabilities grew $59,536,000, or 10.6%. Lower interest rates impacted interest-bearing liabilities to a greater degree than interest-earning assets, and net earning asset volume increased, resulting in higher net interest income for the Corporation for 2001.

     During 2000, the Corporation grew its average loan portfolio $73,820,000, or 16.5%. This loan growth, in addition to higher interest rates caused by the FOMC raising interest rates three times totaling 100 basis points during the year, led to higher total interest income. The higher interest rate environment also significantly impacted the Corporation's cost of funds, as interest-bearing liabilities repriced at a faster pace than interest-earning assets. Overall, the increase in net earning asset volume more than offset the higher cost of funds, which resulted in increased net interest income.

Provision for Loan Losses and Asset Quality

     The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount believed to be sufficient to absorb probable losses incurred in the credit portfolio. Factors considered in establishing an appropriate allowance include: past loan loss experience; the nature and volume of the portfolio; information about specific borrower situations and estimated collateral values; economic conditions, and other factors.

     The Corporation maintains a comprehensive loan review program to evaluate loan administration, credit quality, and loan documentation. This program also includes a regular review of problem loan reports, delinquencies, and charge-offs. The adequacy of the allowance for loan losses is evaluated on a quarterly basis. This evaluation focuses on specific loan reviews, changes in the type and volume of the loan portfolio given the current economic conditions, and historical loss experience. Any one of the following conditions may necessitate a review of a specific loan: a question has been raised whether the customer's cash flow or net worth are sufficient to repay the loan; the loan has been criticized in a regulatory examination; the accrual of interest has been suspended; or other reasons where either the ultimate collectibility of the loan is in question, or the loan has other special or unusual characteristics which require special monitoring.

     Activity in the allowance for loan losses is reflected in Table 5 - Analysis of Allowance for Loan Losses. The recorded values of loans and leases actually removed from the consolidated balance sheets are referred to as charge-offs and, after netting out recoveries on previously charged-off assets, become net charge-offs. The Corporation's policy is to charge-off loans when, in management's opinion, the loan is deemed uncollectible, although concerted efforts continue to be made to maximize recovery.

Table 5 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                      2001           2000         1999       1998         1997
                                                  --------------  -----------  ----------- ---------- --------------
 Balance at beginning of year                            $5,071       $4,618       $4,241     $3,464         $3,198

 Loans charged-off
   Commercial and agricultural                            (431)        (503)        (363)       (37)          (126)
   Real estate                                             (14)            0        (114)          0              0
   Installment                                            (537)        (374)        (352)      (374)          (424)
                                                  --------------  -----------  ----------- ---------- --------------
                 Total charge-offs                        (982)        (877)        (829)      (411)          (550)
                                                  --------------  -----------  ----------- ---------- --------------

 Charge-offs recovered
   Commercial and agricultural                               13           61           49        124            126
   Real estate                                                0            0           35          0              0
   Installment                                               86           69           62         84             70
                                                  --------------  -----------  ----------- ---------- --------------
                 Total recoveries                            99          130          146        208            196
                                                  --------------  -----------  ----------- ---------- --------------

 Net loans charged-off                                    (883)        (747)        (683)      (203)          (354)
 Current year provision                                   1,225        1,200        1,060        980            620
                                                  --------------  -----------  ----------- ---------- --------------

 Balance at end of year                                  $5,413       $5,071       $4,618     $4,241         $3,464
                                                  ==============  ===========  =========== ========== ==============

 Loans at year end, excluding
   loans held for sale                                 $555,864     $537,725     $489,070   $353,828       $312,227

 Ratio of allowance to loans
   at year end                                            0.97%        0.94%        0.94%      1.20%          1.11%

 Average loans                                         $543,103     $517,010     $440,615   $327,412       $289,197

 Ratio of net loans charged-off
   to average loans                                       0.16%        0.14%        0.16%      0.06%          0.12%

                                                       Allocation of allowance for loan losses at December 31,
                                                      2001           2000         1999       1998         1997
                                                  --------------  -----------  ----------- ---------- --------------

 Commercial and agricultural                             $4,410       $3,829       $2,430     $2,499         $1,200
 Real estate                                                279          305          293        486            340
 Installment                                                440          514          601        570            560
 Unallocated                                                284          423        1,294        686          1,364
                                                  --------------  -----------  ----------- ---------- --------------
     Total                                               $5,413       $5,071       $4,618     $4,241         $3,464
                                                  ==============  ===========  =========== ========== ==============

     Nonperforming assets and their relative percentages to loan balances are presented in Table 6 - Nonperforming Assets. The level of nonperforming loans and leases is an important element in assessing asset quality and the relevant risk in the credit portfolio. Nonperforming loans include nonaccrual loans, restructured loans and loans delinquent 90 days or more. Loans are evaluated for nonaccrual when payments are past due over 90 days. Another element associated with asset quality is other real estate owned (OREO), which represents properties acquired by the Corporation through loan defaults by customers.

Table 6 - NONPERFORMING ASSETS

                                                                                        As of December 31,
                                                                          -----------------------------------------------
                                                                            2001     2000      1999     1998     1997
                                                                          -----------------------------------------------
 Principal balance
   Nonaccrual                                                                $3,440   $2,718      $622   $1,468     $127
   Restructured                                                                  25       55       114      197      350
   90 days or more past due                                                     768    1,052       584      775      505
                                                                          -----------------------------------------------

                         Total nonperforming loans                           $4,233   $3,825    $1,320   $2,440     $982
                                                                          ===============================================

 Nonperforming loans as a percent of loans                                    0.76%    0.71%     0.27%    0.69%    0.31%

 Other real estate owned                                                         $8      $72      $487      $22     $230

 OREO as a percent of loans                                                   0.00%    0.01%     0.10%    0.01%    0.07%

 Allowance as a percent of nonperforming loans                              127.88%  132.58%   349.85%  173.81%  352.75%

 For nonaccrual and restructured loans for the years ended December 31:

 Interest income under original terms                                          $370     $362       $53     $146      $55
 Interest income which was recorded                                             126      150        20       17       27

     The consolidated provision for loan losses was $1,225,000, $1,200,000, and $1,060,000 for 2001, 2000, and 1999, respectively. Management believes the Corporation's overall asset quality remained satisfactory, despite an upward trend in delinquency ratios, charge-offs, and nonperforming loans. The current levels of nonperforming loans are considered to be manageable by the Corporation in the normal course of business. Although nonperforming loan totals and net charge-offs were at their highest point in five years, the ratio of net loans charged-off to average loans and nonperforming loans as a percentage of loans only increased slightly when compared to the prior year.

     Management increased the provision for loan losses to $1,225,000 for 2001 as a result of continued loan growth and increased charge-offs and delinquency trends. The increase in the provision for loan loss kept pace with the increase in loan growth during the year as the ratio of allowance to loans at year-end was .97%, up slightly from the .94% in 2000.


     The $140,000 increase in the 2000 provision for loan losses was primarily due to the Corporation's 16.5% growth in average loans.

     Total nonperforming loans increased $408,000 to $4,233,000 at December 31, 2001 as compared to December 31, 2000. The most significant change occurred in the nonaccrual and 90 days or more past due categories, where balances increased $722,000 and decreased $284,000, respectively. Approximately 72% of the nonaccrual increase related to activity in the commercial loan portfolio, where nineteen credits totaling approximately $2,267,000 were added to the list in 2001. This commercial loan increase was offset by five credits totaling $185,000 being charged-off during the year, along with eight credits totaling $1,512,000 being removed from the list and principal paydowns accounting for $51,000 of the change. One mortgage loan borrower with two loans totaling $237,000 was added to the nonaccrual list, while three installment credits totaling $34,000 were removed from the list during the year. Loans 90 days or more past due declined $284,000 during 2001 primarily due to the activity in the mortgage loan portfolio.

     As of December 31, 2001, the Corporation had thirty-five credits totaling approximately $8,228,000 which management believed met the criteria for an impaired loan. Impaired loan balances increased $3,052,000 from the prior year, primarily as a result of the increased nonaccrual activity during the year. Specific reserve allocations have been made in the allowance for loan losses for the excess of the loan balance over the estimated discounted future cash flows in accordance with Statements of Financial Accounting Standards No. 114 and 118.


     Management believes loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that are not included in nonperforming or impaired loans do not represent or result from trends or uncertainties which will have a material impact on future operating results, liquidity, or capital resources.

     In addition to loans classified for regulatory purposes, management also designates certain loans for internal monitoring purposes in a watch category. Loans may be placed on management's watch list as a result of delinquent status, concern about the borrower's financial condition, a decline in the value of the collateral securing the loan, substandard classification during regulatory examinations, or simply as a result of management's desire to monitor more closely a borrower's financial condition and performance. Watch category loans may include loans with loss potential that are still performing and accruing interest and may be current under the terms of the loan agreements; however, management may have a significant degree of concern about the borrowers' ability to continue to perform according to the terms of the loans. Loss exposure on these loans is typically evaluated based primarily upon the estimated liquidation value of the collateral securing the loans. Also, watch category loans may include credits which, although adequately secured and performing, reflect past delinquency problems or unfavorable financial trends exhibited by the borrowers.

     All watch list loans are subject to additional scrutiny and monitoring. The Corporation's philosophy encourages loan officers to identify borrowers that should be monitored in this fashion, and management believes this process ultimately results in the identification of problem loans in a more timely fashion.

     As of December 31, 2001, the Corporation had loans totaling $9,222,000 on its watch list which were not included in impaired or nonperforming loans.

Noninterest Income and Expense

     A listing of noninterest income and expense from 1999 through 2001 and percentage changes between years is included in Table 7 - Noninterest Income and Expense.

Table 7 - NONINTEREST INCOME & EXPENSE

                                                                % change                      % change
                                                   2001         from '00         2000         from '99         1999
                                               -------------  -------------  -------------  -------------  -------------
 Noninterest Income
 Income from fiduciary activities                    $1,264          6.49%         $1,187          4.67%         $1,134
 Service charges on deposit accounts                  2,352         25.11%          1,880         18.91%          1,581
 Investment product commissions                         398        -47.49%            758        138.36%            318
 Other operating income                               1,582         16.93%          1,353          4.56%          1,294
                                               -------------  -------------  -------------  -------------  -------------
                                               -------------  -------------  -------------  -------------  -------------
                                                      5,596          8.07%          5,178         19.67%          4,327

 Net gain on loan sales                               1,858        181.94%            659        -30.04%            942
 Net realized gain/(loss) on securities                   0       -100.00%           (12)        -91.67%          (144)
                                               -------------  -------------  -------------  -------------  -------------
            Total noninterest income                 $7,454         27.97%         $5,825         13.66%         $5,125
                                               =============  =============  =============  =============  =============

                                                                % change                      % change
                                                   2001         from '00         2000         from '99         1999
                                               -------------  -------------  -------------  -------------  -------------
 Noninterest Expense
 Salaries and employee benefits                     $12,908         20.85%        $10,681          8.59%         $9,836
 Occupancy expenses, net                              1,293          3.69%          1,247         16.22%          1,073
 Equipment expenses                                   1,914         10.57%          1,731         31.74%          1,314
 Other operating expenses                             6,059          9.82%          5,517          3.88%          5,311
                                               -------------  -------------  -------------  -------------  -------------
           Total noninterest expense                $22,174         15.63%        $19,176          9.36%        $17,534
                                               =============  =============  =============  =============  =============

     Nearly all noninterest income and expense categories were significantly impacted by the 1999 Jasper County branch acquisition, as the Corporation operated these locations for the entire twelve months in 2000 and only nine and one-half months during 1999.

     Noninterest income increased 28.0% to $7,454,000 in 2001 compared to $5,825,000 in 2000. Primary sources of noninterest income were from fiduciary activities, service charges, and net gain on secondary market mortgage loan sales.

     Income from fiduciary activities increased 6.5% during 2001 predominately due to higher fees recorded as a result of more business volume in the trusts, estates, and farm management sectors of the department.

     Service charges on deposit accounts increased 25.1% during the current year not only due to a rise in the number of accounts being charged, but also as a result of the implementation of the Overdraft Honor program on October 18th. This program is designed to allow certain customers to overdraw their demand deposit account up to $500 for a stated charge to be assessed on a per-item paid basis.

     Investment product commissions are gross fees generated by the Bank's Investment Center, a full service brokerage operation offered exclusively through Raymond James Financial Services, Inc., member NASD/SIPC. Management believes the down-turn in the economy, along with the September 11th terrorist attacks, significantly affected the investing community and led to the 47.5% decrease in investment product commissions recorded in 2001.

     Other operating income increased 16.9% during 2001, of which 94.3% of that increase was attributed to increased earnings on an additional $2,995,000 purchase in November 2000 of life insurance policies on the current bank directors.

     Net gain on loan sales originated in the secondary mortgage market rose 181.9% in 2001, as annual sales volume increased approximately $73,844,000, or 174.1% from the previous year. New home growth, particularly first-time home buyers, along with home refinancing activities dramatically increased as the FOMC eased monetary policy eleven times during 2001, resulting in lower borrowing rates for consumers.

     Noninterest income recorded in 2000 increased 13.7% compared to 1999. A departmental fee adjustment led to a 4.7% increase in fiduciary income, while an increase in the number of accounts, along with a higher service charge fee that went into effect in mid-June accounted for the 18.9% increase in service charges on deposit accounts. Investment product commissions rose 138.4%, primarily as a result of increased brokerage activity and the reallocation of accumulated money market funds into the stock market throughout the year. Higher ATM fees, resulting from increases posted in the number of foreign ATM transactions accounted for the majority of the 4.6% increase in other operating income.

     Total noninterest expense increased 15.6% to $22,174,000 in 2001 compared to the 9.4% increase recorded in 2000. Salaries and employee benefits increased 20.9% during 2001. Approximately 41% of the increase posted during the year was attributable to the change in the valuation of the officers' stock appreciation rights. An expense of $539,000 was recorded in 2001, whereas $376,000 in income was posted in 2000, resulting in a change of $915,000 between years. Accounting for the remainder of the increase was higher commission expense, primarily due to the record year posted by the Corporation's mortgage banking activities, in addition to the staffing of the Flora facility and the rising costs experienced in health insurance coverage.

     Net   occupancy   and  equipment   expenses   increased   3.7%  and  10.6%,
respectively, during the current year. The majority of the increase was attributable to higher depreciation expense recorded not only for the Flora facility opened in 2001, but also as a result of the full-year expense effect on the new technology placed in service during the prior year. Branch rent, as well as maintenance and repair costs also contributed to the higher expenses incurred during the year.

     Other operating expenses increased 9.8% in 2001, with approximately 40% of the increase attributable to costs incurred in connection with the pending merger with First Merchants Corporation. The remainder of the increase related to ongoing operational items for the Flora facility and other branches, as well as increased marketing and advertising costs, legal fees, postage, ATM expenses associated with increased transaction volumes, and life insurance expense related to the additional life insurance policies purchased in November 2000 for bank directors.

     Total noninterest expense increased 9.4% in 2000 compared to 1999 not only due to the operational costs associated with the two new Wal-Mart branches and the Mortgage Alternative Department, but also as a result of the full-year expense effect of the Jasper County branch acquisitions. In addition, higher commission expense recorded due to the success of the Investment Center, along with rising health insurance costs contributed to higher expenses for the year. Net occupancy and equipment expenses were attributable to increased depreciation expense incurred, not only in the Jasper County branch acquisitions, but also as a result of the investment made by the Corporation in new technology.

Income Taxes

     The Corporation records a provision for income taxes currently payable, along with a provision for those taxes payable in the future. Such deferred taxes arise from differences in the timing of certain items between financial statement reporting and income tax reporting. The major difference between the effective tax rate applied to the Corporation's financial statement income and the federal statutory rate of 34% is the result of interest on tax-exempt securities and loans, offset by state tax expense.

     The Corporation's effective tax rate was 31.4%, 33.7%, and 32.3% in 2001, 2000, and 1999, respectively. The effective tax rate declined in 2001 due to increases in tax exempt interest income and income on life insurance policies, as well as reduced state taxes resulting from the effect of state income apportionment. Further tax information regarding the Corporation can be found in
Note 1 and Note 12 to the consolidated financial statements.

                               FINANCIAL CONDITION

Securities

     Securities held-to-maturity are those which the Corporation has both the positive intent and ability to hold to maturity, and are reported at amortized cost. Securities available-for-sale are those which the Corporation may decide to sell if needed for liquidity, asset/liability management, or other reasons. Securities available-for-sale are reported at fair value, with unrealized gains and losses included as a separate component of equity, net of tax. The Corporation does not maintain any securities for trading purposes.

     Table8 - Securities and Securities Maturity Schedule summarizes the carrying values of securities from 1999 through 2001 and the maturity distribution at December 31, 2001, by classification. Interest on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal federal tax rate of 34% for all years.

                                                   Table 8 - SECURITIES

                                                                                  At December 31,
                                                         ------------------------------------------------------------------
                                                                          2001                  2000                  1999
                                                         ------------------------------------------------------------------
 Securities available-for-sale
 U.S. Government & agencies                                             $2,023                $4,193                $5,005
 States and political subdivisions                                      36,315                31,012                27,268
 Corporate obligations                                                  10,426                 4,001                 1,973
 Mortgage-backed and asset-backed                                       42,856                37,105                42,888
 Other securities                                                        2,544                 2,546                 2,588
                                                         ------------------------------------------------------------------

           Total securities available-for-sale                         $94,164               $78,857               $79,722

 Securities held-to-maturity
 States and political subdivisions                                      $3,918                $4,484                $4,712

                                                         ------------------------------------------------------------------
            Total securities held-to-maturity                           $3,918                $4,484                $4,712

                                                         ------------------------------------------------------------------
                     Total securities                                  $98,082               $83,341               $84,434
                                                         ==================================================================

                                                SECURITIES MATURITY SCHEDULE

                                         1 Year and Less       1 to 5 Years           5 to 10 Years         Over 10 Years
                                      ------------------------------------------  ---------------------- --------------------
Available-for-sale                     Balance       Rate    Balance    Rate       Balance      Rate     Balance     Rate
------------------
                                      -----------  -----------------------------  ---------------------- --------- ----------
                                              $-          -        $-         -           $-          -        $-          -
U.S. Treasury

Federal agencies                               -          -     2,023     5.00%            -          -         -          -

State and municipal (1)                    1,074      5.19%     5,221     5.31%        6,433      6.83%    23,587      7.50%

Corporate obligations                          -          -    10,426     6.76%            -          -         -          -

Mortgage-backed and  asset-backed              -          -         -         -        3,734      5.38%    39,122      5.85%

Other securities                               -          -         -         -          998      5.79%     1,546      5.97%

                                      -----------           ----------            -----------            ---------
       Total available-for-sale           $1,074              $17,670                $11,165              $64,255
                                      ===========           ==========            ===========            =========

Held-to-maturity
State and municipal (1)                       $0          -    $1,924     5.04%         $927      8.32%    $1,067      8.91%

                                      -----------           ----------            -----------            ---------
        Total held-to-maturity                $0               $1,924                   $927               $1,067
                                      ===========           ==========            ===========            =========

(1) Average rates were calculated on a tax equivalent basis using a marginal federal income tax rate of 34%.

     The majority of the securities portfolio is comprised of federal agency securities, state municipal securities (tax-exempt), corporate obligations, and mortgage-backed and asset-backed securities.

     The securities portfolio carries varying degrees of risk. Investments in U.S. Treasury securities and federal agency securities have little or no credit risk. Mortgage-backed and asset-backed securities are substantially issues of federal agencies. Obligations of states and political subdivisions and corporate securities are the areas of highest potential credit exposure in the portfolio. This risk is minimized through the purchase of high quality investments. The Corporation's investment policy requires that obligations of states and political subdivisions and corporate bonds must have a rating of A or better when purchased. The vast majority of these investments were rated A or better at December 31, 2001. The risk of non-rated municipal bonds is minimized by limiting the amounts invested and by investing in local issues. Management believes the non-rated securities in the Corporation's portfolio are of high quality. No securities of an individual issuer, excluding U.S. Government and its agencies, exceeded 10% of the Corporation's shareholders' equity as of December 31, 2001. The Corporation does not use off-balance sheet derivative financial instruments as defined in SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments."

     Total securities were $98,082,000 and $83,341,000 as of December 31, 2001 and 2000, respectively. While the average total securities balance increased 10.0% during 2001, the ending balance increased $14,741,000, or 17.7%. The slow-down in the economy and the weaker stock market led to a decline in loan demand and an increase in deposits, as customers were exiting the stock market and searching for investments that carried a higher degree of safety. The combination of these events resulted in higher liquidity levels for the Corporation, and in an effort to maximize earnings, a portion of the excess liquidity  was  invested  in  shorter-term  states and  political  subdivisions, corporate obligations, and mortgage and asset-backed securities. These investments carried a higher yield than any other short-term investment, including overnight federal funds sold. Proceeds of matured or called securities during the year were also reinvested into these same investment instruments.

     Management's security strategy includes utilizing short-term securities, adjustable rate instruments, and easily marketable securities. Tax-free and intermediate taxable bonds are used to further enhance earnings. As of December 31, 2001, approximately 96% of the total investment security portfolio was classified in the available-for-sale category, which allows flexibility in the asset/liability management function. Although none occurred during 2001, sell strategies are executed, on occasion, when the interest rate environment provides the opportunity to boost the overall portfolio performance.

     As of December 31, 2001 and 2000, the security portfolio held structured notes totaling $0 and $3,998,000, respectively. The investment policy has specific guidelines describing total holdings, maturity, and price volatility parameters regarding these types of security instruments. All structured notes were U.S. Government agency issues.

     The change which occurred in the unrealized gain/loss on securities between 2001 and 2000 was a result of the declining interest rate environment that existed in 2001, in conjunction with the change in the portfolio mix. The change in equity due to market value fluctuations in the available-for-sale portfolio is not used in the regulatory capital calculation.

Loans

     The loan portfolio constitutes the major earning asset of the Corporation and offers the best alternative for maximizing interest spread above the cost of funds. The Corporation's loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any credit which exceeds the authority of the loan officer is forwarded to the Bank's loan committee for approval. The loan committee is comprised of various experienced loan officers and three bank directors -- the President, and two outside directors, one of whom is the Chairman. Each outside director participates on this committee on a monthly rotating basis. All credits which exceed the loan committee's lending authority are presented to the full Board of Directors for ultimate approval or denial. The loan committee not only acts as an approval body to ensure consistent application of the Corporation's loan policy, but also provides valuable insight through communication and pooling of knowledge, judgment, and experience of its members.

     The Corporation's primary lending area generally includes Tippecanoe, White, Jasper, Carroll, and contiguous counties in Northwest Indiana. The Corporation extends out-of-area credit only to borrowers who are considered to be low risk, and only on a very limited basis.

Table 9 - Loans Outstanding reflects outstanding balances by loan type for the past five years. Additional loan information is presented in Note 3 to the consolidated financial statements.

                                             Table 9 - LOANS OUTSTANDING

                                                                                 At December 31,
                                                            ----------------------------------------------------------
                                                               2001       2000        1999       1998        1997
                                                            ----------------------------------------------------------

Commercial and agricultural                                    $232,997   $215,087    $192,760   $115,198    $112,586
Real estate - construction                                       62,305     54,768      47,375     28,043      17,117
Real estate - mortgage                                          211,014    212,190     197,181    160,655     127,574
Installment                                                      44,559     50,696      51,754     49,932      54,950
Other                                                             4,989      4,984           0          0           0
                                                            ----------------------------------------------------------
Total loans                                                    $555,864   $537,725    $489,070   $353,828    $312,227
                                                            ==========================================================

                                                              Composition of loan portfolio by type at December 31,
                                                            ----------------------------------------------------------
                                                               2001       2000        1999       1998        1997
                                                            ----------------------------------------------------------
Commercial and agricultural                                      41.91%     40.00%      39.41%     32.56%      36.06%
Real estate - construction                                       11.21%     10.18%       9.69%      7.93%       5.48%
Real estate - mortgage                                           37.96%     39.46%      40.32%     45.40%      40.86%
Installment                                                       8.02%      9.43%      10.58%     14.11%      17.60%
Other                                                             0.90%      0.93%       0.00%      0.00%       0.00%
                                                            ----------------------------------------------------------
Total loans                                                      100.0%     100.0%      100.0%     100.0%      100.0%
                                                            ==========================================================

     Although the Corporation continued growing the loan portfolio during 2001, the pace of growth was slower than any of the four preceding years. Loan balances increased $18,139,000, or 3.4% during the year, compared to the 9.9% posted in the prior year. The combination of the Corporation being more selective in the credit risk it was willing to accept, along with the slow-down in the economy resulted in weaker loan demand than in past years.

     The commercial and agricultural sector of the loan portfolio grew $17,910,000, or 8.3%, in 2001, and was the largest sector within the portfolio. Late in the first quarter of 2001, the Corporation established a loan production office in Carroll County to serve that community and market until a full-service branch could be constructed. As a result, the efforts in this new market accounted for approximately 83.8% of the total increase in the commercial and agricultural loan sector.

     Real estate construction and mortgage loans grew 13.8%, while real estate mortgages slightly declined .6% during 2001. Construction projects in and around the Greater Lafayette area continue to advance, despite the effects of the sluggish economy. Even though home equity loan balances increased approximately $8,739,000, or 61.6% in 2001, total real estate mortgage balances decreased $1,176,000, or .6%, as customers took advantage of the low interest rate environment and opted to refinance their adjustable-rate mortgages into fixed-rate mortgages through the Corporation's secondary market mortgage department. Management believes the degree of risk assumed on any loan is commensurate with the interest rate assessed, and is thereby able to receive a higher rate of return on commercial and real estate-construction loans as compared to residential real estate loans. Although these loan types usually possess increased elements of risk, the Corporation's lending practices, policies, and procedures that are in place are intended to mitigate certain risks associated with such loans. Conversely, because of the nature of the loan, real estate mortgage and home equity loans carry a lower degree of risk.

     Total installment loan balances declined 12.1% in 2001. The indirect automobile line of business accounted for nearly all of the decrease in the installment loan category. This particular line of business is extremely competitive by nature, however, the dealer incentives that followed the events of September 11th which promoted a zero percent annual percentage yield on all new auto purchases made it even more challenging to remain competitive in this loan area.

     In general, as loan totals have grown over the past years, the loan portfolio has remained diversified by loan type, borrower, and industry. As of December 31, 2001, there were no concentrations of credits in excess of 10.0%.

Table 10 - Loan Liquidity and Sensitivity to Changes in Interest Rates reflects the maturity schedule of commercial and agricultural loans. Also indicated are fixed and variable rate loans maturing after one year for the same loan categories.

                                              Table 10 - LOAN LIQUIDITY

                                                              Loan Maturities at December 31, 2001
                                           ----------------------------------------------------------------------------
                                                1 Year               1 - 5               Over 5
                                               and Less              Years               Years              Total
                                           ------------------  ------------------  -------------------  ---------------
Commercial and agricultural                         $112,842            $115,932               $4,223         $232,997
Real estate - construction                            37,389              17,648                7,268           62,305
                                           ------------------  ------------------  -------------------  ---------------
           Total selected loans                     $150,231            $133,580              $11,491         $295,302
                                           ==================  ==================  ===================  ===============

Sensitivity to Changes in Interest Rates

Fixed rates                                                              $19,568               $4,627
Variable rates                                                           114,012                6,864
                                                               ------------------
                                                               ------------------  -------------------
           Total selected loans                                         $133,580              $11,491
                                                               ==================  ===================

Deposits

     The Corporation offers a wide variety of deposit services to individual and commercial customers, such as noninterest-bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificates of deposit. The deposit base provides the major funding source for earning assets. Total average deposits grew $46,638,000, or 8.5%, in 2001. As previously mentioned, many customers apparently were leaving the stock market, at least on a temporary basis, and electing a safer investment until the economy shows signs of a turn-around. As a result, approximately 90.5% of the total average deposit increase occurred in the savings and time deposit categories.

     A three year schedule of average deposits by type, and maturities of time deposits greater than $100,000 is presented in Table 11 - Deposit Information.

                                            Table 11 - DEPOSIT INFORMATION

                                      2001                             2000                           1999
                         ----------------------------------------------------------------- ----------------------------
                            Average          Average        Average           Average        Average         Average
                            Balance            Rate         Balance             Rate         Balance          Rate
                         --------------   ------------------------------   --------------- ------------    ------------

Noninterest-bearing            $61,993                 -        $58,723                 -      $51,229               -
Interest-bearing demand         70,181             0.75%         69,024             1.07%       62,858           1.14%
Savings deposits               181,932             3.08%        163,182             4.45%      157,618           3.80%
Time deposits                  280,133             5.90%        256,672             5.85%      214,784           5.27%
                         --------------   ------------------------------   --------------- ------------    ------------
                         --------------   ------------------------------   --------------- ------------    ------------
     Total deposits           $594,239             3.81%       $547,601             4.20%     $486,489           3.70%
                         ==============   ==============================   =============== ============    ============

                                       Maturity Ranges of Time Deposits
                              with Balances of $100,000 or More at December 31,

                             2001                             2000                            1999
                         --------------                  ---------------                   ------------
3 months or less               $15,334                          $12,730                        $12,638
3 through 6 months              14,095                            7,462                          4,422
6 through 12 months             12,083                           13,108                          6,372
Over 12 months                  12,215                           20,214                         15,233
                         --------------                  ---------------                   ------------
          Total                $53,727                          $53,514                        $38,665
                         ==============                  ===============                   ============

     To provide temporary liquidity and as an alternative to borrowing federal funds, the Corporation will acquire, from time to time, large balance certificates of deposit, generally from public entities, for short-term time periods. The Corporation had such funds totaling $95,000, $4,303,000, and $5,514,000, as of December 31, 2001, 2000, and 1999, respectively.

Borrowings

     Aside from the core deposit base and large denomination certificates of deposit mentioned above, the Corporation's remaining funding sources include short-term and long-term borrowings. Short-term borrowings consist of federal funds purchased from other financial institutions on an overnight basis, retail repurchase agreements which generally mature within thirty days, and U.S. Treasury demand notes.

Table 12 - SHORT-TERM BORROWINGS

                                                                                  As of December 31,
                                                                               --------------------------
                                                                                 2001     2000    1999
                                                                               --------------------------

       Repurchase agreements outstanding                                        $31,505  $54,275 $24,645
       Treasury tax and loan open-end note                                          568    1,297   2,628
                                                                               --------------------------

                             Total short-term borrowings                        $32,073  $55,572 $27,273
                                                                               ==========================

       Average balance of repurchase agreements during year                     $39,538  $30,521 $28,428

       Maximum month-end balance of repurchase agreements during year            41,906   54,275  33,192

       Weighted-average interest rate of repurchase agreements during year        3.67%    5.39%   4.36%

       Weighted-average interest rate of repurchase agreements at end of year     1.88%    5.76%   4.87%

     As presented in Table 12 - Short-term Borrowings, the balance of the Corporation's short-term borrowings were comprised of retail repurchase agreements and a treasury tax and loan open-end note as of December 31, 2001, 2000, and 1999. While the Corporation experienced growth in retail repurchase agreements in 2000, one customer accounted for a significant part of the increase over the prior year. This customer's account serves as a clearing-house twice annually for state funds received. After being deposited into this customer's account, these funds were distributed to other local municipalities. In the past, these funds were on deposit with the Corporation only for a short time, usually one week or less, with the funds fully distributed by the end of the year. However, as of December 31, 2000, approximately $18,000,000 remained on deposit with the Corporation and was subsequently disbursed on January 2, 2001. For the years presented, retail repurchase agreements accounted for substantially the entire balance of short-term borrowings.

     The Bank is a member of the Federal Home Loan Bank of Indianapolis (FHLBI) and has the authority of the Board of Directors to borrow up to $40 million. All current and any future borrowings are secured by a blanket collateral pledge of the Bank's one-to-four family residential loans and the outstanding balance of the guaranteed portion of Small Business Administration (SBA) loans. FHLBI advances as of December 31, 2001 and 2000 were $34,982,000 and $35,737,000, respectively. The $755,000 decrease was attributed to scheduled annual principal pay-downs as required by the advances.

     The Corporation executed an unsecured long-term borrowing agreement on March 15, 1999 with The Northern Trust Company, located in Chicago, Illinois. The purpose of the note was for the Corporation to contribute additional capital to the Bank in order for the Bank to acquire the Jasper county branches and maintain its well-capitalized capital status. The Corporation made a $13,000,000 capital contribution to the Bank on March 15, 1999. Under the terms of the agreement, the Corporation is required to make quarterly principal payments of $350,000, with a final balloon payment due March 31, 2006. Interest is payable monthly at an interest rate currently indexed to the federal funds rate plus an applicable margin determined by the Corporation's existing capital ratios. The note is also subject to various covenants, including a defined minimum return on average assets, tangible net worth, capital ratios, indebtedness ratio, loan loss allowance to loans ratio, and nonperforming asset ratios. Management believes the Corporation was in compliance with all covenants of the loan agreement as of December 31, 2001. The outstanding principal balance of the note payable at December 31, 2001 was $10,150,000. Additional information regarding short-term borrowings, FHLBI advances, and the note payable can be found in Note 7 and Note 8 of the consolidated financial statements.

Quantitative and Qualitative Disclosures about Market Risk

     Market risk of the Corporation encompasses exposure to both liquidity risk and interest rate risk and is reviewed at least quarterly by the Funds Management Committee (FMC) and the Board of Directors.

     The liquidity of the parent company is dependent on the receipt of dividends from the banking subsidiary. Certain restrictions exist regarding the transfer of funds from the subsidiary as explained in Note 14 to the consolidated financial statements. Management expects that in the aggregate, the banking subsidiary will continue to have the ability to dividend adequate funds to the parent company. The statement in this paragraph relating to the parent company continuing to receive dividends from the subsidiary bank is a forward-looking statement which may or may not be accurate due to the impossibility of predicting future economic and business events, and in particular, the future profitability of the Corporation's banking subsidiary.

     The banking subsidiary's source of funding is predominantly core deposits consisting of both commercial and individual deposits, maturities of securities, repayments of loan principal and interest, federal funds purchased, securities sold under agreements to repurchase, and FHLBI advances. The deposit base is diversified between individual and commercial accounts which helps avoid dependence on large concentrations of funds. The Corporation does not solicit certificates of deposit from brokers. Table 13 - Funding Uses and Sources details the main components of cash flows for 2001 and 2000.

Table 13 - FUNDING USES AND SOURCES

                                                    2001                                     2000
                                   ---------------------------------------- ----------------------------------------
                                                   Increase/(decrease)                       Increase/(decrease)
                                     Average       -------------------         Average       -------------------
                                     Balance       Amount       Percent        Balance       Amount      Percent
                                   ---------------------------------------- ----------------------------------------
FUNDING USES
Loans, total                           $551,657      $31,255         6.01%        $520,402     $73,820       16.53%
Taxable securities                       55,714        3,625         6.96%          52,089    (14,449)      -21.72%
Tax-exempt securities                    35,842        1,105         3.18%          34,737       1,299        3.88%
Interest-bearing balances with
  other financial institutions           15,785       13,450       576.02%           2,335       1,991      578.78%
FHLB stock                                2,307          184         8.67%           2,123         315       17.42%
Federal funds sold and overnight
  balances                               23,781       16,476       225.54%           7,305         105        1.46%
                                   -------------                            ----------------------------------------
                                   ---------------------------------------- ----------------------------------------
            Total uses                 $685,086      $66,095        10.68%        $618,991     $63,081       11.35%
                                   ======================================== ========================================

FUNDING SOURCES
Noninterest-bearing deposits            $61,993       $3,270         5.57%         $58,723      $7,494       14.63%
Interest-bearing demand                  70,181        1,157         1.68%          69,024       6,166        9.81%
Savings deposits                        181,932       18,750        11.49%         163,182       5,564        3.53%
Time deposits                           280,133       23,461         9.14%         256,672      41,888       19.50%
Short-term borrowings                    40,940        8,458        26.04%          32,482       2,314        7.67%
FHLB advances                            35,252        9,110        34.85%          26,142       2,783       11.91%
Note payable                             11,023      (1,400)       -11.27%          12,423       1,560       14.36%
                                                                                                       -------------
                                   ---------------------------------------- ----------------------------------------
           Total sources               $681,454      $62,806        10.15%        $618,648     $67,769       12.30%
                                   ======================================== ========================================

     The Corporation's interest rate risk is measured by computing estimated changes in net interest income and the net portfolio value (NPV) of its cash flows from assets and liabilities in the event of adverse movements in interest rates. Interest rate risk exposure is measured using an interest rate sensitivity analysis to determine the change in NPV in the event of hypothetical changes in interest rates. Another method also used to enhance the overall process is interest rate sensitivity gap analysis. This method is utilized to determine the repricing characteristics of the Corporation's assets and liabilities.

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

     The following table represents the Corporation's projected change in NPV for the various rate shock levels as of December 31, 2001.

    -----------------------  Net Portfolio Value --------------------

Change          Dollar           Dollar                  Percentage
in Rates        Amount           Change                    Change

+ 200           $ 61,920         $ (7,627)                   (10.97) %
+ 100             63,551           (5,996)                    (8.62)
Base              69,547                -                        -
- 100             70,503              956                      1.37
- 200             74,933            5,386                      7.74

     The above table indicates that as of December 31, 2001, the Corporation's estimated NPV would be expected to decrease in the event of sudden and sustained increases in prevailing interest rates. Conversely, in the event of sudden and sustained decreases in prevailing interest rates, the Corporation's estimated NPV would be expected to increase. As of December 31, 2001, the Corporation's estimated changes in NPV were within the approved guidelines established by the Board of Directors.

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

Capital Adequacy

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

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required federal regulatory agencies to define capital tiers. These tiers are: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under these regulations, a "well-capitalized" institution must achieve a Tier 1 risk-based capital ratio of at least 6.00%, and a total risk-based capital ratio of at least 10.00%, and a leverage ratio of at least 5.00% and not be under a capital directive order. Failure to meet capital requirements can initiate of regulatory action. If an institution is only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions, asset growth and expansion may be limited, and the institution may be required to submit a capital restoration plan.

     Consolidated capital amounts and ratios are presented in Table 14 - Capital Ratios. Bank capital ratios appear in Note 14 of the consolidated financial statements. In connection with the Bank's acquisition of the three Jasper County branches on March 15, 1999, the consolidated and bank-only capital levels were significantly reduced. In response, the Corporation borrowed $14,000,000 and contributed $13,000,000 of capital to the Bank in order for the Bank to maintain its well-capitalized status. However, the Corporation was categorized as undercapitalized as of December 31, 1999, as the total capital ratio was 7.99%, slightly below the 8.00% minimum. Although the Corporation's capital was slightly below the minimum at December 31, 1999, no corrective regulatory action was initiated by the banking regulatory authorities. The Corporation returned to adequately capitalized status as of March 31, 2000 and has maintained that status through December 31, 2001, and management anticipates maintaining its adequately capitalized status for the foreseeable future. The statement in this paragraph relating to the Corporation maintaining its adequately capitalized status is a forward-looking statement which may or may not be accurate due to the impossibility of predicting future economic and business events, including the ability of the Corporation to raise additional capital, if needed, as well as other factors that are beyond the control of the Corporation.

     Exclusive of the effect of the unrealized gains/losses on securities component, which is driven by the interest rate environment, the Corporation's shareholders' equity increased $5,656,000, or 10.7% in 2001 compared to the $5,323,000, or 11.1% increase posted in 2000. The amount of dividends paid by the Corporation was increased 9.1% to $1,862,000 in 2001, and reflects management's effort to increase the value and return of each shareholder's investment in the Corporation by the increased dollar dividend payout, in addition to the stock splits and dividends declared in past years.

     At December 31, 2001, management was not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material effect on the Corporation's consolidated liquidity, capital resources or operations.

Table 14 - CAPITAL RATIOS

                                                                                      At December 31,
                                                                                   2001             2000
                                                                             -----------------------------------
Tier 1 capital
  Shareholders' equity                                                                 $59,120          $52,801
  Less:  Intangibles                                                                  (12,291)         (13,007)
         Net unrealized losses on
          available-for-sale equity securities                                             (9)             (14)
  Add:  Unrealized (gain)/loss on securities                                             (400)              263
                                                                             -----------------------------------
  Total Tier 1 capital                                                                 $46,420          $40,043
                                                                             ===================================

Total risk-based capital
  Tier 1 capital                                                                       $46,420          $40,043
  Allowance for loan losses                                                              5,413            5,071
                                                                             -----------------------------------
  Total risk-based capital                                                             $51,833          $45,114
                                                                             ===================================

Risk weighted assets                                                                  $558,529         $541,362
                                                                             ===================================
Average assets, fourth quarter                                                        $743,577         $692,178
                                                                             ===================================

Risk-based ratios
  Tier 1                                                                                 8.31%            7.40%
                                                                             ===================================
  Total risk-based capital                                                               9.28%            8.33%
                                                                             ===================================
Leverage Ratios                                                                          6.24%            5.79%
                                                                             ===================================

Inflation

     For a financial institution, effects of price changes and inflation vary considerably from an industrial organization. Changes in the prices of goods and services are the primary determinant of an industrial company's profit, whereas changes in interest rates have a major impact on a financial institution's profitability. Inflation affects the growth of total assets, but it is difficult to assess its impact because neither the timing nor the magnitude of the changes in the consumer price index directly coincide with changes in interest rates. During periods of high inflation there are normally corresponding increases in the money supply. During such times, financial institutions often experience above average growth in loans and deposits. Also, general increases in the price of goods and services will result in increased operating expenses. Over the last few years the inflation rate has been relatively low, and its impact on the balance sheets and levels of income and expense has been nominal.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See "Quantitative and Qualitative Disclosures about Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 above, which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.









                      [This space intentionally left blank]

                            LAFAYETTE BANCORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999

                                    CONTENTS






REPORT OF INDEPENDENT AUDITORS..........................................46

CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS........................................47

     CONSOLIDATED STATEMENTS OF INCOME..................................48

     CONSOLIDATED STATEMENTS OF CHANGES IN
       SHAREHOLDERS' EQUITY.............................................49

     CONSOLIDATED STATEMENTS OF CASH FLOWS..............................50

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................52

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Lafayette Bancorporation
Lafayette, Indiana


We have audited the accompanying consolidated balance sheets of Lafayette Bancorporation as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lafayette Bancorporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.





                                          /s/ Crowe, Chizek and Company LLP
                                          Crowe, Chizek and Company LLP

Indianapolis, Indiana
January 24, 2002

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
                          (Dollar amounts in thousands)

---------------------------------------------------------------------------

                                                                                           2001            2000
                                                                                           ----            ----
ASSETS

Cash and due from banks                                                               $     32,028     $     26,452
Interest-bearing deposits in other financial institutions                                   10,237           21,820
Federal funds sold                                                                           9,200           25,200
                                                                                      ------------     ------------

     Total cash and cash equivalents                                                        51,465           73,472

Securities available-for-sale                                                               94,164           78,857
Securities held-to-maturity (fair value
  $4,047 and $4,580)                                                                         3,918            4,484
Loans held for sale                                                                         17,262            5,949
Loans                                                                                      555,864          537,725
Less:  Allowance for loan losses                                                            (5,413)          (5,071)
                                                                                      ------------     ------------
     Net loans                                                                             550,451          532,654

FHLB stock, at cost                                                                          2,344            2,200
Premises, furniture and equipment, net                                                      11,007           11,353
Intangible assets                                                                           12,291           13,007
Accrued interest receivable and other assets                                                19,416           19,171
                                                                                      ------------     ------------

         Total assets                                                                 $    762,318     $    741,147
                                                                                      ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Noninterest-bearing deposits                                                     $     80,012     $     70,866
     Interest-bearing demand and savings deposits                                          268,698          230,984
     Interest-bearing time deposits                                                        269,862          276,447
                                                                                      ------------     ------------
         Total deposits                                                                    618,572          578,297

     Short-term borrowings                                                                  32,073           55,572
     FHLB advances                                                                          34,982           35,737
     Note payable                                                                           10,150           11,550
     Accrued interest payable and other liabilities                                          7,421            7,190
                                                                                      ------------     ------------
         Total liabilities                                                                 703,198          688,346

Shareholders' equity
     Common stock, no par value:  20,000,000 shares

       authorized; 3,961,589 and 3,953,616 shares issued and outstanding                     3,962            3,954
     Additional paid-in capital                                                             38,119           38,024
     Retained earnings                                                                      16,639           11,086
     Accumulated other comprehensive income (loss)                                             400             (263)
                                                                                      ------------     ------------

         Total shareholders' equity                                                         59,120           52,801
                                                                                      ------------     ------------

              Total liabilities and shareholders' equity                              $    762,318     $    741,147
                                                                                      ============     ============


                             See accompanying notes.

                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 2001, 2000 and 1999
              (Dollar amounts in thousands, except per share data)

---------------------------------------------------------------------------

                                                                          2001             2000            1999
                                                                          ----             ----            ----
Interest income
     Loans, including related fees                                    $     46,853    $     46,620     $     38,520
     Taxable securities                                                      3,299           3,318            3,831
     Tax exempt securities                                                   1,731           1,664            1,529
     Other                                                                   1,781             784              510
                                                                      ------------    ------------     ------------
         Total interest income                                              53,664          52,386           44,390

Interest expense
     Deposits                                                               22,650          23,016           18,024
     Short-term borrowings                                                   1,506           1,773            1,358
     Other borrowings                                                        2,747           2,616            2,161
                                                                      ------------    ------------     ------------
         Total interest expense                                             26,903          27,405           21,543
                                                                      ------------    ------------     ------------

Net interest income                                                         26,761          24,981           22,847

Provision for loan losses                                                    1,225           1,200            1,060
                                                                      ------------    ------------     ------------

Net interest income after provision for loan losses                         25,536          23,781           21,787

Noninterest income
     Fiduciary activities                                                    1,264           1,187            1,134
     Service charges on deposit accounts                                     2,352           1,880            1,581
     Net realized gain/(loss) on securities                                      -             (12)            (144)
     Net gain on loan sales                                                  1,858             659              942
     Other service charges and fees                                          1,080           1,042              923
     Investment product commissions                                            398             758              318
     Other                                                                     502             311              371
                                                                      ------------    ------------     ------------
         Total noninterest income                                            7,454           5,825            5,125

Noninterest expense
     Salaries and employee benefits                                         12,908          10,681            9,836
     Occupancy, net                                                          1,293           1,247            1,073
     Equipment                                                               1,914           1,731            1,314
     Intangible amortization                                                   716             740              597
     Other                                                                   5,343           4,777            4,714
                                                                      ------------    ------------     ------------
         Total noninterest expenses                                         22,174          19,176           17,534
                                                                      ------------    ------------     ------------

Income before income taxes                                                  10,816          10,430            9,378

Income taxes                                                                 3,401           3,514            3,027
                                                                      ------------    ------------     ------------

Net income                                                                 $ 7,415        $  6,916        $   6,351
                                                                      ============    ============     ============

Basic earnings per share                                              $      1.87     $       1.75     $      1.61
                                                                      ===========     ============     ============

Diluted earnings per share                                            $      1.84     $       1.74     $      1.57
                                                                      ===========     ============     ============


                             See accompanying notes.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended December 31, 2001, 2000, and 1999
              (Dollar amounts in thousands, except per share data)

-----------------------------------------------------------------------------

                                                                             Accumulated
                                               Additional                       Other                     Total
                                   Common        Paid-in      Retained      Comprehensive  Treasury    Shareholders'
                                    Stock        Capital      Earnings      Income (Loss)    Stock       Equity

Balance, January 1, 1999        $    2,394     $  32,620     $    7,747     $      (42)  $     (105)    $   42,614

    Comprehensive income
      Net income                                                  6,351                                      6,351
      Change in net unrealized
        gain/ (loss) on securities
        available-for-sale                                                      (1,914)                     (1,914)
                                                                                                        ----------
          Total comprehensive
            income                                                                                           4,437

    Issue 11,884 shares under
     stock option plan                  12           266                                                       278
    3-2 stock split,
      1,200,738 shares               1,201                       (1,201)                                         -
    Cash dividends
      ($.39 per share)                                           (1,540)                                    (1,540)
    Purchase 105 treasury shares                                                                 (4)            (4)
    Retire 20,517 treasury shares      (21)                         (88)                        109              -
                                   --------      --------       --------       --------     --------       --------

Balance, December 31, 1999           3,586        32,886         11,269         (1,956)           -         45,785
    Comprehensive income
      Net income                                                  6,916                                      6,916
      Change in net unrealized
        gain/ (loss) on securities
        available-for-sale                                                       1,693                       1,693
                                                                                                        ----------
          Total comprehensive
                       income                                                                                8,609

    Issue 8,448 shares under
     stock option plan                   9           108                                                       117
    10% Stock dividend
     359,043 shares                    359         5,030         (5,393)                                        (4)
    Cash dividends
     ($.43 per share)                                            (1,706)                                    (1,706)
                                ----------     ---------     ----------     ----------   ----------     ----------

Balance, December 31, 2000           3,954        38,024         11,086           (263)                    -52,801

    Comprehensive income
      Net income                                                  7,415                                      7,415
      Change in net unrealized
        gain/ (loss) on securities
        available-for-sale                                                         663                         663
                                                                                                        ----------
          Total comprehensive
            income                                                                                           8,078

    Issue 7,973 shares under
     stock option plan                   8            95                                                       103
    Cash dividends
      ($.47 per share)                                           (1,862)                                    (1,862)



Balance, December 31, 2001      $    3,962     $  38,119     $   16,639     $      400   $        -      $  59,120
                                ==========     =========     ==========     ==========   ===========    ===========


                             See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2001, 2000, and 1999
                          (Dollar amounts in thousands)

----------------------------------------------------------------------------

                                                                           2001              2000         1999
                                                                           ----              ----         ----

Cash flows from operating activities
     Net income                                                        $     7,415      $     6,916      $    6,351
     Adjustments to reconcile net income to net
       cash from operating activities
         Depreciation                                                        1,475            1,339             948
         Net amortization                                                      773              722             726
         Provision for loan losses                                           1,225            1,200           1,060
         Net realized (gain)/loss on securities                                  -               12             144
         Net realized (gain) loss on sale of
              other real estate                                                  9               (5)              -
         Change in assets and liabilities
              Loans originated for sale                                   (138,582)         (56,201)        (67,547)
              Loans sold                                                   127,269           53,426          74,459
              Accrued interest receivable
                and other assets                                              (750)          (4,410)         (1,947)
              Accrued interest payable
                and other liabilities                                          231              323           1,314
                                                                      ------------     ------------    ------------
                  Net cash from operating activities                          (935)           3,322          15,508

Cash flows from investing activities
     Change in interest-bearing balances with
         other financial institutions                                            -                -             671
     Purchase of securities available-for-sale                             (84,767)         (86,815)       (172,049)
     Proceeds from sales of securities available-for-sale                   56,077           82,375          56,027
     Proceeds from maturities of securities
       available-for-sale                                                   14,432            8,119         109,826
     Purchase of securities held-to-maturity                                     -                -          (2,000)
     Proceeds from maturities of securities
       held-to-maturity                                                        564              229           2,160
     Loans made to customers, net of payments collected                    (19,297)         (49,452)        (78,085)
     Purchase of Federal Home Loan Bank stock                                 (144)            (303)           (358)
     Property and equipment expenditures                                    (1,129)          (2,109)         (3,578)
     Proceeds from sales of other real estate                                  330              470               -
                                                                      ------------     ------------    ------------

         Net cash from investing activities                                (33,934)         (47,486)        (87,386)


                                  (Continued)

                  Years ended December 31, 2001, 2000, and 1999
                          (Dollar amounts in thousands)


-----------------------------------------------------------------------------


                                                                           2001             2000           1999
                                                                           ----             ----           ----

Cash flows from financing activities
     Net change in deposit accounts                                   $     40,275    $     56,050     $      9,686
     Cash received in branch acquisition for
       liabilities assumed, net of assets acquired                               -               -           45,266
     Net change in short-term borrowings                                   (23,499)         28,299           10,871
     Proceeds from other borrowings                                              -          22,000           30,000
     Payments on other borrowings                                           (2,155)        (17,690)         (10,877)
     Common stock issued                                                       103             117              278
     Dividends paid                                                         (1,862)         (1,706)          (1,540)
     Purchase of fractional shares from stock dividend                           -              (4)               -
     Purchase of treasury stock                                                  -               -               (4)
                                                                      ------------    ------------     ------------
         Net cash from financing activities                                 12,862          87,066           83,680
                                                                      ------------    ------------     ------------

Net change in cash and cash equivalents                                    (22,007)         42,902           11,802

Cash and cash equivalents at beginning of year                              73,472          30,570           18,768
                                                                      ------------    ------------     ------------

Cash and cash equivalents at end of year                              $     51,465    $     73,472     $     30,570
                                                                      ============    ============     ============

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                     $     27,495    $     26,882     $     20,765
         Income taxes                                                        4,054           3,405            3,168

Non-cash investing and financing activities
     Loans transferred to other real estate                           $        298    $         50     $        465
     See also Note 18 regarding 1999 branch acquisition.





                             See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999
              (Dollar amounts in thousands, except per share data)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include the accounts of Lafayette Bancorporation (Corporation) and its wholly owned subsidiary, Lafayette Bank and Trust Company (Bank), after elimination of significant intercompany transactions and accounts.

The  Corporation  provides  financial  services  to  its  customers,   primarily
commercial and retail banking and trust services, with operations conducted through its main office and 17 branches located in Tippecanoe, White, Jasper, and Carroll Counties in Indiana. The majority of the Corporation's revenue is derived from commercial and retail business lending activities and investments. Although the overall loan portfolio is diversified, the economy of Tippecanoe County is heavily dependent on Purdue University, one of the area's largest employers, and the economy of White and Jasper County is heavily dependent on the agricultural industry. The majority of the Bank's loans are secured by specific items of collateral including business assets, real property and consumer assets.


Use of Estimates: Management must make estimates and assumptions in preparing financial statements that affect the amounts reported and disclosed. These estimates and assumptions may change in the future and future results could differ from these estimates. Estimates that are more susceptible to change in the near term include the allowance for loan losses, the fair value of securities and other financial instruments, and the determination and carrying value of impaired loans.


Securities: Securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available-for-sale when they might be sold before maturity. Securities available-for-sale are reported at fair value, with unrealized gains or losses included in other comprehensive income.

Realized gains or losses are determined based on the amortized cost of the specific security sold. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings.

Loans Held for Sale: The Bank sells certain fixed-rate first mortgage loans in the secondary market on a servicing-released basis. Mortgage loans held for sale are carried at the lower of cost or estimated market value determined on an aggregate basis.




                                   (Continued)

Loans: Interest on real estate, commercial and most installment loans is accrued over the term of the loans based on the principal outstanding. The recognition of interest income is discontinued when, in management's judgment, the interest will not be collectible in the normal course of business. Loans are evaluated for non-accrual when the loan is impaired or payments are past due over 90 days. Interest received is recognized on the cash basis or cost recovery method until qualifying for return to accrual status. Accrual is resumed when all contractually due payments are brought current and future payments are reasonably assured. The Bank defers loan fees, net of certain direct loan origination costs. The net amount deferred is reported in the balance sheet as part of loans and is recognized into interest income over the term of the loan using a method which approximates a level-yield.


Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and loan recoveries and decreased by loan charge-offs. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.


Loan impairment is recognized if a loan's full principal or interest payments are not expected to be received. Loans considered to be impaired are reduced to the present value of expected future cash flows using the loans' existing rate or to the fair value of collateral if repayment is expected solely from the collateral, by allocating a portion of the allowance for loan losses to such loans. Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential real estate loans secured by one to four family residences and installment loans to individuals for household, family and other personal expenditures. Commercial and agricultural loans are evaluated individually for impairment.

Premises, Furniture and Equipment: Premises, furniture and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized over the estimated useful lives of the assets, principally on the straight-line method.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Holding costs after acquisition are expensed.

Long-term Assets: These assets are reviewed for impairment when events indicate their carrying amounts may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.



                                   (Continued)

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance. The Bank retains possession of and control over pledged securities.

Intangibles: Intangibles include goodwill and core deposit intangibles. Goodwill is amortized on the straight-line method over 15 to 25 years, and core deposit is amortized on an accelerated method over 10 years. Intangibles are assessed for impairment based on estimated undiscounted cash flows, and written down if necessary.

Stock Compensation: Expense for employee compensation under stock option plans is based on Opinion 25, with expense reported only if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are provided as if the fair value method of Financial Accounting Standard No. 123 were used for stock-based compensation.

Income Taxes: Deferred tax liabilities and assets are determined at each balance sheet date. They are measured by applying enacted tax laws to future taxable income or expense resulting from differences in the financial statement and tax basis of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Earnings Per Share: Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

Statement of Cash Flows: Cash and cash equivalents are defined to include cash on hand, amounts due from banks, and federal funds sold. The Corporation reports net cash flows for customer loan transactions, deposit transactions, and short-term borrowings.

Financial Instruments: Financial instruments include credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.





                                   (Continued)

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are now such matters that will have a material effect on the financial statements.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as a separate component of equity.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

Industry Segments: Internal financial information is primarily reported and aggregated in three lines of business, banking, mortgage banking and trust services.


New Accounting Pronouncements: Beginning January 1, 2001, a new accounting standard requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard on January 1, 2001 did not have a material effect on the financial statements.







                                   (Continued)

A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will continue to amortize under the new standard, whereas goodwill will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Amounts previously recorded as goodwill from depository institution branch acquisitions are not presently considered to be goodwill under the new standard and these amounts will continue to be amortized. Management is currently evaluating the impact of this new standard, but management expects to continue amortizing all of the Corporation's intangible assets.


Reclassifications:   Some  items  in  the  prior   financial   statements   were
reclassified to conform to the current presentation.



NOTE 2 - SECURITIES


The fair value of securities available for sale and the related gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

                                                                                      Gross            Gross
                                                                       Fair        Unrealized       Unrealized
                                                                      Value           Gains           Losses
Securities Available-for-Sale

2001
     U.S. Government and its agencies                            $      2,023     $         23    $          -
     Obligations of states and political subdivisions                  36,315              433            (350)
     Corporate obligations                                             10,426              331              (5)
     Mortgage-backed and other asset-backed
       securities                                                      42,856              391            (152)
     Other securities                                                   2,544                -              (9)
                                                                 ------------     ------------    -------------

                                                                 $     94,164     $      1,178    $       (516)
                                                                 ============     ============    ============







                                   (Continued)


                                                                                      Gross            Gross
                                                                       Fair        Unrealized       Unrealized
                                                                      Value           Gains           Losses

2000
     U.S. Government and its agencies                            $      4,193     $         10    $        (18)
     Obligations of states and political subdivisions                  31,012              418            (286)
     Corporate obligations                                              4,001               48               -
     Mortgage-backed and other asset-backed
       securities                                                      37,105               58            (652)
     Other securities                                                   2,546              515            (529)
                                                                 ------------     ------------    ------------

                                                                 $     78,857     $      1,049    $     (1,485)
                                                                 ============     ============    ============

The carrying amount, unrecognized gains and losses and fair value of securities held to maturity were as follows:

                                                                      Gross            Gross
                                                   Carrying       Unrecognized     Unrecognized        Fair
                                                    Amount            Gains           Losses           Value

Securities Held to Maturity

2001

     Obligations of states and political
       subdivisions                              $      3,918    $        129      $          -   $      4,047
                                                 ============    ============      ============   ============

2000

     Obligations of states and political
       subdivisions                              $      4,484    $         98      $         (2)  $      4,580
                                                 ============    ============      ============   ============


Gross gains of $0, $2, and $35 and gross losses of $0, $14, and $179 were realized on sales of securities available-for-sale in 2001, 2000, and 1999.








                                   (Continued)

The fair value of securities and carrying amount, if different, at December 31, 2001 by contractual maturity are shown below. Securities not due at a single maturity date are shown separately.

                                                                                                     Available
                                                                        Held-to-Maturity             For Sale
                                                                    Carrying          Fair             Fair
                                                                     Amount           Value            Value

     Due in 1 year or less                                       $          -     $          -    $      1,074
     Due after 1 year through 5 years                                   1,924            2,015          17,670
     Due after five years through 10 years                                927              964           7,431
     Due after 10 years                                                 1,067            1,068          25,133
                                                                 ------------     ------------    ------------
         Subtotal                                                       3,918            4,047          51,308
     Mortgage-backed and other asset-
       backed securities                                                    -                -          42,856
                                                                 ------------     ------------    ------------

         Total                                                   $      3,918     $      4,047    $     94,164
                                                                 ============     ============    ============


Securities with a carrying value of $34,702 and $57,405 at December 31, 2001 and 2000 were pledged to secure public deposits and repurchase agreements. See Note 8 regarding additional securities pledges.

At December 31, 2001 and 2000, mortgage-backed securities include collateralized mortgage obligations (CMO's) and real estate mortgage investment conduits (REMIC's) with an amortized cost of $27,997 and $17,295 and fair value of $28,123 and $16,753, all of which are issued by U.S. Government agencies. At December 31, 2001 and 2000, approximately $7,538 and $8,481 are variable rate, with the remainder fixed rate.









                                   (Continued)

NOTE 3 - LOANS

Loans are comprised of the following as of December 31:

                                                                                      2001             2000
                                                                                      ----             ----

     Commercial and agricultural loans                                            $    232,997    $    215,087
     Real estate construction                                                           62,305          54,768
     Residential real estate loans                                                     211,014         212,190
     Installment loans to individuals                                                   44,559          50,696
     Commercial paper                                                                    4,989           4,984
                                                                                  ------------    ------------

         Total                                                                    $    555,864    $    537,725
                                                                                  ============    ============

Non-performing loans consist of the following at December 31:

                                                                                      2001             2000
                                                                                      ----             ----

     Loans past due 90 days or more                                               $        768    $      1,052
     Non-accrual loans                                                                   3,440           2,718
     Restructured loans                                                                     25              55
                                                                                  ------------    ------------

         Total                                                                    $      4,233    $      3,825
                                                                                  ============    ============

Information regarding impaired loans is as follows:
                                                                                      2001             2000
                                                                                      ----             ----
     Year-end impaired loans

         With no allowance for loan losses allocated                              $        693    $         25
         With allowance for loan losses allocated                                        7,535           5,151

     Amount of the allowance allocated                                                   2,077           1,658


                                                                      2001            2000             1999
                                                                      ----            ----             ----

     Average balance of impaired loans                           $      5,608     $      2,885    $        697
     Interest income recognized during impairment                         312               55               3
     Cash-basis interest income recognized                                220               41               3


The Bank had $237 and $34 of loans on non-accrual at December 31, 2001 or 2000 that management did not deem to be impaired.






                                   (Continued)

Certain directors and officers of the Corporation and Bank were customers of the Bank in the ordinary course of business. Loan activity with these related parties is as follows:

     Balance as of January 1, 2001                        $        910
     Change in persons included                                      -
     New loans                                                     791
     Loan payments                                                (474)
                                                           ------------

     Balance as of December 31, 2001                      $      1,227
                                                           ============


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses is as follows:

                                                                      2001            2000             1999
                                                                      ----            ----             ----

     Balance, January 1                                          $      5,071     $      4,618    $      4,241
     Provision charged to operations                                    1,225            1,200           1,060
     Loans charged-off                                                   (982)            (877)           (829)
     Recoveries on loans previously charged-off                            99              130             146
                                                                 ------------     ------------    ------------

     Balance, December 31                                        $      5,413     $      5,071    $      4,618
                                                                 ============     ============    ============


NOTE 5 - PREMISES, FURNITURE AND EQUIPMENT

A summary of premises, furniture and equipment by major category follows:

                                                                                      2001             2000
                                                                                      ----             ----

     Land                                                                         $        905    $        870
     Buildings and improvements                                                          9,037           8,782
     Leasehold improvements                                                              1,749           1,786
     Furniture and equipment                                                             8,438           9,781
                                                                                  ------------    ------------
         Total                                                                          20,129          21,219
     Accumulated depreciation                                                           (9,122)         (9,866)
                                                                                  ------------    ------------

     Premises, furniture and equipment, net                                       $     11,007    $     11,353
                                                                                  ============    ============




                                   (Continued)

NOTE 6 - INTEREST-BEARING TIME DEPOSITS

Time deposits of $100 or greater totaled $53,727 and $53,514 at December 31, 2001 and 2000.

At December 31, 2001, the scheduled maturities of time deposits are as follows:

                  2002                         $    193,826
                  2003                               57,608
                  2004                               11,294
                  2005                                2,813
                  2006                                4,052
                  Thereafter                            269
                                               ------------

                  Total                        $    269,862
                                               ============


NOTE 7 - SHORT-TERM BORROWINGS

Short-term borrowings are comprised of the following at year-end:

                                                                                      2001             2000
                                                                                      ----             ----

     Balance of repurchase agreements outstanding                                 $     31,505    $     54,275
     Balance of treasury tax and loan open-end note                                        568           1,297
                                                                                  ------------    ------------

         Total short-term borrowings                                              $     32,073    $     55,572
                                                                                  ============    ============

At December 31, 2001 and 2000, the Corporation had $667 and $1,054 in related party repurchase agreements.






                                   (Continued)

NOTE 8 - FHLB ADVANCES AND NOTE PAYABLE

FHLB advances and note payable outstanding at December 31 consist of the following:

                                                                                      2001             2000
                                                                                      ----             ----
     Federal Home Loan Bank advances; annual principal payments; various maturities with final maturity May 15, 2008; interest payable monthly at various fixed interest rates from 5.45% - 6.82%; secured by a blanket pledge of the Bank's obligations of the U.S. Government and U.S. Government
     agencies and one-to-four family residential mortgage loans.                       $ 7,982         $ 8,737

     Federal Home Loan Bank advances; principal callable one year from date of advance and quarterly thereafter, otherwise, principal payments due at maturity, with final maturities in 2002 and 2010; interest payable monthly at various fixed interest rates from 4.98%-6.20%; secured by a blanket pledge of the Bank's obligations of the U.S. Government and U.S. Government
     agencies and one-to-four family residential mortgage loans.                        27,000          27,000


         Total FHLB advances                                                            34,982          35,737


     Note payable to Northern Trust Company; quarterly principal payments of
     $350 required; matures March 31, 2006; interest payable monthly at a variable rate, which is currently 3.60% based on the Federal Funds rate plus an applicable margin based on the Corporation's existing capital ratios; obligation is unsecured but subject to various covenants, including defined minimum return on average assets, tangible net worth, capital ratios, loan loss allowance to non-performing loans ratio, and maximum non-performing assets.  At year-end, the Corporation was in
     compliance with all covenants.                                                     10,150          11,550
                                                                                  ------------    ------------

         Total                                                                    $     45,132      $   47,287
                                                                                  ============    ============

Annual principal payments required are as follows:

                     2002                                                         $      7,399
                     2003                                                                4,426
                     2004                                                                1,479
                     2005                                                                1,485
                     2006                                                                2,800
                     Thereafter                                                         27,543
                                                                                  ------------

                         Total FHLB advances and note payable                     $     45,132
                                                                                  ============




                                   (Continued)

NOTE 9 - EMPLOYEE BENEFIT PLANS

The following sets forth the defined benefit pension plan's funded status and amount recognized in the balance sheet at December 31 (amounts computed as of September 30, 2001 and 2000):


                                                                                  2001               2000
                                                                                  ----               ----
     Change in benefit obligation:
         Beginning benefit obligation                                        $        13,314    $       12,626
         Service cost                                                                    813               783
         Interest cost                                                                   979               928
         Actuarial (gain) loss                                                         1,128              (503)
         Benefits paid                                                                  (588)             (520)
                                                                             ---------------    --------------
         Ending benefit obligation                                                    15,646            13,314

     Change in plan assets, at fair value:
         Beginning plan assets                                                        16,341            16,603
         Actual return                                                                  (246)              258
         Employer contribution                                                             -                 -
         Benefits paid                                                                  (588)             (520)
                                                                             ---------------    --------------

         Ending plan assets                                                           15,507            16,341
                                                                             ---------------    --------------

     Funded status                                                                      (139)            3,027
     Unrecognized net actuarial (gain) loss                                            2,480              (382)
     Unrecognized prior service cost                                                      17                19
     Unrecognized transition asset                                                      (480)             (631)
                                                                             ---------------    --------------

     Prepaid benefit cost                                                    $         1,878    $        2,033
                                                                             ===============    ==============


The components of pension expense and related actuarial assumptions were as follows:


                                                               2001               2000               1999
                                                               ----               ----               ----

     Service cost                                          $          813    $           783    $          647
     Interest cost                                                    979                928               812
     Expected return on plan assets                                (1,488)            (1,513)           (1,386)
     Amortization of prior service cost                                 2                  2                 2
     Amortization of transition asset                                (151)              (151)             (151)
                                                           --------------    ---------------    --------------

                                                           $          155    $            49    $          (76)
                                                           ==============    ===============    ==============



     Discount rate on benefit obligation                              7.00%             7.50%             7.50%
     Long-term expected rate of return
       on plan assets                                                 9.25              9.25              9.25
     Rate of compensation increase                                    4.00              4.00              4.00

At December 31, 2001 and 2000, the plan's assets include Lafayette Bancorporation common stock of $1,216 and $582. At December 31, 2001 and 2000 the plan's assets also included Lafayette Bank and Trust Company certificates of deposit of $538 and $436.



                                   (Continued)

The Bank maintains a retirement savings plan covering substantially all employees. The plan requires employees to complete one year of service and be 21 years of age before entering the plan. The plan allows for Bank contributions at an annually determined matching percentage of the first 4% of employee salary contributions, as well as an annual discretionary contribution. Total 401(k) contributions charged to expense were $176, $161, and $140 for 2001, 2000 and 1999.


The Bank  maintains  a  deferred  compensation  plan for the  benefit of certain directors. Under the plan, the Bank agrees, in return for the directors deferring the receipt of a portion of their current compensation, to pay a retirement benefit computed as the amount of the compensation deferred plus accrued interest at a variable rate. Accrued benefits payable totaled $1,596 and $1,289 at December 31, 2001 and 2000. Deferred compensation expense was $131 for 2001, and $106 for 2000. In conjunction with the plan, the Bank has purchased life insurance on the directors. The cash surrender value of that insurance is carried as an other asset on the consolidated balance sheet, and was approximately $7,171 and $6,834 at December 31, 2001 and 2000.



NOTE 10 - POSTRETIREMENT BENEFITS

The Bank sponsors a postretirement benefit plan which provides defined medical benefits. Retirees contribute an amount equal to their individual applicable premium to provide the coverage, less 30%, which is paid monthly by the Bank. Retirees must pay 100% of medical premiums for all dependent coverage. The plan is not funded and has no assets.








                                   (Continued)

The following sets forth the plan's benefit obligation and amounts recognized in the balance sheet at December 31:

                                                                                      2001             2000
                                                                                      ----             ----
     Change in postretirement benefit obligation:
         Beginning benefit obligation                                             $        454    $        550
         Unrecognized net actuarial (gain) loss                                              -            (159)
         Service cost                                                                       31              35
         Interest cost                                                                      36              38
         Benefits paid, net                                                                (23)            (10)
                                                                                  ------------    ------------

         Ending benefit obligation                                                         498             454

     Unrecognized net gain                                                                 277             302
                                                                                  ------------    ------------

     Accrued benefit obligation                                                   $        775    $        756
                                                                                  ============    ============


Components of net periodic postretirement benefit cost as of December 31:


                                                                      2001            2000             1999
                                                                      ----            ----             ----


     Service cost                                                $         31     $         35    $         31
     Interest cost                                                         36               38              34
     Amortization of unrecognized gain                                    (25)             (10)            (11)
                                                                 ------------     ------------    ------------

         Benefit cost                                            $         42     $         63    $         54
                                                                 ============     ============    ============


For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits assumed was 7 % for 2001, 8% for 2000, and 11.5% for 1999, with the rate assumed to decrease to 6% over the next two years in the 2001 and 2000 calculation, and to 5.5% over the next year in the 1999 calculation. The health care cost trend is a significant assumption. However, either an increase or decrease in the assumed health care cost trend rates by 1% in each year would affect the accumulated postretirement benefit obligation as of December 31, 2001 and the aggregate service and interest cost components of net periodic postretirement benefit cost for the year then ended by amounts not considered to be material.

The  weighted   average  discount  rate  used  in  determining  the  accumulated postretirement benefit obligation was 8% for 2001 and 2000, and 7% for 1999.





                                   (Continued)

NOTE 11 - STOCK APPRECIATION RIGHTS AND STOCK OPTION PLAN


The Corporation maintains an Officers' Stock Appreciation Rights Plan for granting rights to certain officers, under which all available rights have been granted. Upon exercise of a stock appreciation right, the holder may receive cash equal to the excess of the fair market value of common stock at the date of exercise over the option price. Stock appreciation rights are vested at 20% per year and must be exercised within 10 years of grant. The plan expires May 2002. Granted rights outstanding were fully vested and consisted of 38,105 at an option price of $3.66 for 2001 and 2000. In 2001, no rights were exercised. In 2000, 16,500 rights were exercised when the fair market value was $23.18 per share. The aforementioned amounts of rights and prices are adjusted for stock dividends and splits. Compensation expense (benefit) charged to operations in 2001, 2000 and 1999 was $539, ($376), and $14 and is based on an increase (decrease) in market value. The liability at December 31, 2001, 2000 and 1999 was $895, $356 and $1,053.

The Corporation has established two nonqualified stock option plans to provide stock options to directors and key members of management. One plan was adopted in 1995 ("1995 Plan") and the other in 1998 ("1998 Plan"). There are no shares of common stock remaining available for grant under the 1995 Plan. The total number of shares of common stock remaining available for grant to directors is 17 and management is 19,928 under the 1998 Plan. All shares for both plans were available for grant at a price equal to the market price of the stock at the date of grant.

Under the 1995 Plan, options granted to directors at the effective date are exercisable any time after the date of grant, and options granted to directors elected after the effective date are exercisable after two years. Under the 1998 Plan, options granted to directors are exercisable after two years. Options granted to management under both plans become 20% exercisable after one year and 20% each subsequent year. Both plans are effective for five years and options must be exercised within ten years from the date of grant.











                                   (Continued)

A summary of the Corporation's stock option activity, and related information for the years ended December 31, follows (adjusted for stock dividends and splits):

                                                                  Weighted           Weighted
                                                                   Average            Average

                                                                  Exercise             Fair
                                                    Options         Price              Value

Outstanding, beginning of 1999                       227,427    $   12.89
Granted                                               14,834        24.70           $   4.76
Exercised                                            (17,166)       11.26
Forfeited                                             (9,758)       14.72
                                                 -----------    ---------
Outstanding, end of 1999                             215,337        13.75
Granted                                               20,075        15.23               2.19
Exercised                                             (9,144)       11.37
Forfeited                                             (8,441)       15.69
                                                 -----------    ---------
Outstanding, end of 2000                             217,827        13.91
Granted                                               24,650        15.00               3.98
Exercised                                             (7,973)       11.53
Forfeited                                             (2,352)       15.52
                                                 -----------    ---------
Outstanding, end of 2001                             232,152     $  14.09
                                                 ===========    =========


Options outstanding at December 31, 2001 include 184,529 with exercise prices ranging from $10.39 to $15.23 (weighted average exercise price of $12.20) and a weighted average remaining life of 5.87 years; and 47,623 with exercise prices ranging from $17.63 to $24.70 (weighted average exercise price of $21.41) and a weighted average remaining life of 7.27 years. Options exercisable at December 31, 2001 include 136,677 with exercise prices ranging from $10.39 to $15.23 (weighted average exercise price of $11.28); and 37,406 with exercise prices ranging from $17.63 to $24.70 (weighted average exercise price of $20.86).


Pro forma information regarding net income and earnings per share has been determined as if the Corporation had accounted for its stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the years 2001, 2000, and 1999: risk-free interest rates of 4.9%, 6.7%, and 5.4% dividend yields of 2% for 2001, 3% for 2000 and 2% for 1999; volatility factors of the expected market price of the Corporation's common stock of .37, .24, and .13; and a weighted average expected life of the options of five years for management options and two years for directors' options.



                                   (Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Corporation's pro forma information follows (in thousands except for earnings per share information):

                                                                      2001            2000             1999
                                                                      ----            ----             ----

     Pro forma net income                                        $      7,329     $      6,859    $      6,270
     Pro forma earnings per share
         Basic                                                   $       1.85     $      1.74     $       1.59
         Diluted                                                 $       1.82     $      1.72     $       1.55

In future years, the pro forma effect of not applying this standard may increase if additional options are granted.


NOTE 12 - INCOME TAXES

Income taxes consist of the following:

                                                                      2001            2000             1999
                                                                      ----            ----             ----


     Currently payable                                           $      4,172     $      3,498    $      3,004
     Deferred income taxes (benefit)                                     (782)               3             (50)
     Non-qualified stock option benefit
        allocated to additional paid-in capital                            11               13              73
                                                                 ------------     ------------    ------------


         Total                                                   $      3,401     $      3,514    $      3,027
                                                                 ============     ============    ============


The following is a reconciliation of statutory federal income taxes and the amount computed by applying the statutory rate of 34% to income before income taxes:


                                                                      2001            2000             1999
                                                                      ----            ----             ----

     Statutory rate applied to income before

       income taxes                                              $      3,677     $      3,546    $      3,188
     Add/(deduct)
         Tax exempt interest income                                      (533)            (486)           (430)
         State tax expense (net of federal benefit)                       395              474             417
         Other                                                           (138)             (20)           (148)
                                                                 ------------     ------------    ------------

              Total                                              $      3,401     $      3,514    $      3,027
                                                                 ============     ============    ============



                                   (Continued)

The net deferred tax asset reflected in the consolidated balance sheet is comprised of the following components as of December 31:

                                                                                      2001             2000
                                                                                      ----             ----
     Deferred tax assets

         Allowance for loan losses                                                $      1,718    $      1,380
         Accrued stock appreciation rights                                                 350             139
         Accrued post-retirement benefit obligation                                        462             426
         Deferred compensation                                                             589             470
         Deferred loan fees                                                                 99              57
         Net unrealized loss on securities available-for-sale                                -             173
                                                                                  ------------    ------------
              Total tax assets                                                           3,218           2,645


     Deferred tax liabilities

         Depreciation                                                                     (339)           (341)
         Net pension benefit                                                              (734)           (795)
         Intangible asset amortization                                                    (282)           (186)
         Net unrealized gain on securities available-for-sale                             (262)              -
         Other                                                                            (179)           (248)
                                                                                  ------------    ------------
              Total deferred tax liabilities                                            (1,796)         (1,570)

     Valuation allowance                                                                     -               -
                                                                                  ------------    ------------

         Net deferred tax asset                                                   $      1,422    $      1,075
                                                                                  ============    ============


NOTE 13 - PER SHARE DATA

The following table illustrates the computation of basic and diluted earnings per share. Weighted average shares outstanding have been restated for all periods for stock splits and dividends.

                                                                2001               2000               1999
                                                                ----               ----               ----
Basic earnings per share
     Net income                                            $        7,415    $         6,916    $        6,351
     Weighted average shares outstanding                        3,959,582          3,950,297         3,940,024
                                                           --------------    ---------------    --------------

         Basic earnings per share                          $         1.87    $         1.75     $         1.61
                                                           ==============    ==============     ==============
Diluted earnings per share

     Net income                                            $        7,415    $         6,916    $        6,351
     Weighted average shares outstanding                        3,959,582          3,950,297         3,940,024
     Dilutive effect of stock options                              61,213             35,224            94,364
                                                           --------------    ---------------    --------------

         Diluted average shares outstanding                     4,020,795          3,985,521         4,034,388
                                                           --------------    ---------------    --------------

Diluted earnings per share                                 $         1.84    $         1.74     $         1.57
                                                           ==============    ==============     ==============





                                   (Continued)

NOTE 14 - CAPITAL REQUIREMENTS

The Corporation and Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined).

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized,
regulatory   approval   is   required   to   accept   brokered   deposits.    If
undercapitalized, the institution may be required to limit capital distributions, limit asset growth and expansion, and prepare capital restoration plans.

On March 12, 1999 the Corporation's wholly-owned subsidiary bank acquired three branches in Jasper County, Indiana. As a result of this transaction consolidated and bank-only capital levels were reduced. The Corporation borrowed $14,000 and contributed $13,000 to the Bank in order for the bank to maintain its well-capitalized status. As of December 31, 2001, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. The Corporation was categorized as undercapitalized as of December 31, 1999, as the total capital ratio was slightly below the minimum required level for capital adequacy purposes. The Corporation returned to adequately capitalized status as of March 31, 2000 and has maintained that status through December 31, 2001. Although the Corporation's capital was slightly below the minimum at December 31, 1999, no corrective regulatory action was initiated by the banking regulatory authorities and management anticipates maintaining its adequately capitalized status in the foreseeable future.







                                   (Continued)

The actual capital amounts and ratios are presented in the following table (in millions) for the Corporation and the Bank. Minimum Required To Minimum Required Be Well-Capitalized For Capital Under Prompt Corrective Actual Adequacy Purposes Action Regulations Amount Ratio Amount Ratio Amount Ratio 2001

Total capital to risk weighted assets
         Consolidated                     $    51.8      9.28%       $   44.7      8.00%     $   55.9     10.00%
         Lafayette Bank and Trust              61.3     10.98            44.7      8.00          55.8     10.00

Tier 1 capital to risk weighted assets
         Consolidated                          46.4      8.31            22.3      4.00          33.5      6.00
         Lafayette Bank and Trust              55.9     10.01            22.3      4.00          33.5      6.00

Tier 1 capital to average assets
         Consolidated                          46.4      6.24            29.7      4.00          37.2      5.00
         Lafayette Bank and Trust              55.9      7.51            29.8      4.00          37.2      5.00

2000

Total capital to risk weighted assets
         Consolidated                     $    45.1      8.33%       $   43.3      8.00%     $   54.1     10.00%
         Lafayette Bank and Trust              55.5     10.19            43.6      8.00          54.5     10.00

Tier 1 capital to risk weighted assets
         Consolidated                          40.0      7.40            21.7      4.00          32.5     6.00
         Lafayette Bank and Trust              50.5      9.26            21.8      4.00          32.7     6.00

Tier 1 capital to average assets
         Consolidated                          40.0      5.79            27.7      4.00          34.6     5.00
         Lafayette Bank and Trust              50.5      7.29            27.7      4.00          34.6     5.00


The Bank is also subject to state regulations restricting the amount of dividends payable to the Corporation. At December 31, 2001, the Bank had $8,882 of retained earnings available for dividends under these regulations.




                                   (Continued)

NOTE 15 - COMMITMENTS AND CONTINGENT LIABILITIES

The Bank leases branch facilities under operating leases expiring in various years through 2007. Expense for leased premises was $306, $281, and $244 for 2001, 2000 and 1999.

Future minimum lease payments are as follows:

                     2002                 $        290
                     2003                          267
                     2004                          222
                     2005                          162
                     2006                           75
                     Thereafter                     19
                                          ------------

                         Total            $      1,035
                                          ============

In the ordinary course of business, the Bank has loans, commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the consolidated balance sheet. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policy to make such commitments as it uses for on-balance sheet items.

At December 31, off-balance sheet financial instruments whose contract amount represents credit risk are summarized as follows:

                                                2001             2000
                                                ----             ----

     Unused lines of credit             $     84,611    $     64,987
     Commitments to make loans                 6,180           7,229
     Standby letters of credit                 3,536           1,585
     Commercial letters of credit                  -               -

Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items. These commitments are generally variable rate or carry a term of one year or less.

The cash balance required to be maintained on hand or on deposit with the Federal Reserve was $10,738 and $9,639 at December 31, 2001 and 2000. These reserves do not earn interest.




                                   (Continued)

NOTE 16 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value and estimated fair values of the Corporation's financial instruments as of December 31 are as follows:

                                                -----------2 0 0 1---------        -----------2 0 0 0---------
                                                 Carrying            Fair           Carrying            Fair
                                                   Value             Value            Value             Value

Financial assets

   Cash and cash equivalents                   $      51,465    $      51,465     $      73,472    $      73,472
   Securities available-for-sale                      94,164           94,164            78,857           78,857
   Securities held-to-maturity                         3,918            4,047             4,484            4,580
   Loans held for sale                                17,262           17,435             5,949            6,058
   Loans, net                                        550,451          551,053           532,654          524,222
   FHLB stock                                          2,344            2,344             2,200            2,200
   Accrued interest receivable                         6,803            6,803             7,830            7,830


Financial liabilities

   Deposits                                    $    (618,572)   $    (623,883)    $    (578,297)   $    (580,115)
   Short-term borrowings                             (32,073)         (32,073)          (55,572)         (55,572)
   FHLB advances                                     (34,982)         (35,358)          (35,737)         (35,903)
   Note payable                                      (10,150)         (10,150)          (11,550)         (11,550)
   Accrued interest payable                           (2,180)          (2,180)           (2,772)          (2,772)


The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The carrying amount is considered to estimate fair value for cash and short-term instruments, demand deposits, short-term borrowings, accrued interest, and variable rate loans, deposits and note payable that re-price frequently and fully. Securities fair values are based on quoted market prices or, if no quotes are available, on the rate and term of the security and on information about the issuer. For loans held for sale, the fair value of loans held for sale is based on quoted market prices. For commercial, real estate, consumer, and other loans, fair value is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. FHLB stock is restricted in nature and is not actively traded on a secondary market and the carrying amount is a reasonable estimate of fair value. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. For FHLB advances, fair value is estimated using rates currently available to the Corporation for debt with similar terms and remaining maturities. The estimated fair value for off-balance sheet loan commitments approximates carrying value and are not considered significant to this presentation.






                                   (Continued)

NOTE 17 - PARENT COMPANY STATEMENTS

Presented below are condensed balance sheets, statements of income and cash flows for the parent company:

                            CONDENSED BALANCE SHEETS
                                   December 31

                                                                                           2001            2000
                                                                                           ----            ----
ASSETS
Cash on deposit with subsidiary                                                       $      1,855     $      1,901
Investment in bank                                                                          68,589           63,221
Other assets                                                                                   387              265
                                                                                      ------------     ------------
                                                                                      $     70,831     $     65,387
                                                                                      ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Note payable                                                                          $     10,150     $     11,550
Other liabilities                                                                            1,561            1,036
Shareholders' equity                                                                        59,120           52,801
                                                                                      ------------     ------------
                                                                                      $     70,831     $     65,387
                                                                                      ============     ============


             CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                             Years ended December 31

                                                                          2001             2000            1999
                                                                          ----             ----            ----

Operating income
     Dividends received from subsidiary bank                          $      3,525    $      3,200     $      2,960
     Interest income                                                            40              74               75
                                                                      ------------    ------------     ------------
                                                                             3,565           3,274            3,035
Operating expenses
     Interest expense                                                          634           1,007              749
     Compensation expense (benefit)                                            539            (376)              14
     Other operating expenses                                                  232             119              111
                                                                      ------------    ------------     ------------
                                                                             1,405             750              874
Income before income taxes and equity in
  undistributed earnings of bank                                             2,160           2,524            2,161

Income tax benefit                                                             550             215              389
                                                                      ------------    ------------     ------------
Income before equity in undistributed earnings of bank                       2,710           2,739            2,550

Equity in undistributed earnings of bank                                     4,705           4,177            3,801
                                                                      ------------    ------------     ------------

Net income                                                                   7,415           6,916            6,351

Other comprehensive income, net of tax                                         663           1,693           (1,914)
                                                                      ------------    ------------     ------------

Comprehensive income                                                  $      8,078    $      8,609     $      4,437
                                                                      ============    ============     ============



                                   (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                             Years ended December 31

                                                                          2001             2000            1999
                                                                          ----             ----            ----

Cash flows from operating activities
     Net income                                                       $      7,415    $      6,916     $      6,351
     Adjustments to reconcile net income to net cash
       from operating activities
         Amortization of deferred costs                                          6               6                6
         Equity in undistributed earnings of bank                           (4,705)         (4,177)          (3,801)
         Other assets and other liabilities                                    397            (419)            (160)
                                                                      ------------    ------------     ------------
              Net cash from operating activities                             3,113           2,326            2,396

Cash flows from financing activities
     Proceeds from note payable                                                  -               -           14,000
     Principal payments on note payable                                     (1,400)         (1,400)          (1,050)
     Capital contribution to subsidiary bank                                     -               -          (13,000)
     Common stock issued                                                       103             117              278
     Dividends paid                                                         (1,862)         (1,706)          (1,540)
     Purchase of fractional shares                                               -              (4)               -
     Purchase of treasury shares                                                 -               -               (4)
                                                                      ------------    ------------     ------------
         Net cash from financing activities                                 (3,159)         (2,993)          (1,316)
                                                                      ------------    ------------     ------------

Net change in cash and cash equivalents                                        (46)           (667)           1,080

Cash and cash equivalents at beginning of year                               1,901           2,568            1,488
                                                                      ------------    ------------     ------------

Cash and cash equivalents at end of year                              $      1,855    $      1,901     $      2,568
                                                                      ============    ============     ============







                                   (Continued)

NOTE 18 - BRANCH ACQUISITION

In March 1999, the Bank purchased three branches located in DeMotte, Remington, and Rensselaer, Indiana.

The fair value of assets acquired was $71,749 (consisting primarily of goodwill and core deposit intangibles of $13,510, and commercial loans, net of a $563 purchase adjustment for credit quality), the fair value of liabilities assumed was $117,015 (consisting primarily of customer deposits), and the Bank received $45,266 of cash at settlement.


NOTE 19 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

                                                               2001               2000               1999
                                                               ----               ----               ----

Unrealized holding gains (losses) on
     securities available-for-sale                         $        1,098    $         2,791    $       (3,314)
Less:  reclassification adjustments for gains
      and losses later recognized in income                             -                 12               144
                                                           --------------    ---------------    --------------
Net unrealized gains (losses)                                       1,098              2,803            (3,170)
Tax effect                                                           (435)            (1,110)            1,256
                                                           --------------    ---------------    --------------

Other comprehensive income                                 $          663    $         1,693    $       (1,914)
                                                           ==============    ===============    ==============


NOTE 20 - QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                                        Earnings per Share
                                Interest       Net Interest           Net               ------------------
                                  Income           Income            Income            Basic         Fully Diluted

2001
    First quarter             $   13,786        $    6,187       $    1,678        $    .42         $     .42
    Second quarter                13,745             6,601            1,906             .48               .48
    Third quarter                 13,373             6,835            2,019             .51               .50
    Fourth quarter                12,760             7,138            1,812             .46               .44

2000

    First quarter             $   12,123        $    6,084       $    1,798        $    .46         $     .45
    Second quarter                12,878             6,297            1,807             .46               .46
    Third quarter                 13,427             6,226            1,634             .41               .41
    Fourth quarter                13,958             6,374            1,677             .42               .42


Earnings per share amounts have been restated for subsequent stock dividends and splits.


                                   (Continued)

NOTE 21 - SEGMENT INFORMATION


The Corporation's operations include three primary segments: banking, mortgage banking, and trust services. Through its banking subsidiary's locations in Tippecanoe, Jasper, White and Carroll Counties, the Corporation provides traditional community banking services, such as accepting deposits and making commercial, residential and consumer loans. Mortgage banking activities include the origination of residential mortgage loans for sale on a servicing released basis to various investors. The Corporation's trust department provides both personal and corporate trust services.


The Corporation's three reportable segments are determined by the products and services offered. Loans, investments and deposits comprise the primary revenues and expenses of the banking operation, net gains on loans sold account for the revenues in the mortgage banking segment, and trust administration fees provide the primary revenues in the trust department.

The following segment financial information has been derived from the internal profitability reporting system utilized by management to monitor and manage the financial performance of the Corporation. The accounting policies of the three segments are the same as those described in the summary of significant accounting policies. The Corporation evaluates segment performance based on profit or loss before income taxes. The evaluation process for the mortgage banking and trust segments include only direct expenses, while certain indirect expenses, including goodwill, are absorbed by the banking operation. The difference between segment totals and consolidated totals are holding company amounts and income tax expense.









                                   (Continued)


                                                                   Mortgage                              Total
2001                                            Banking            Banking            Trust            Segments
----                                            -------            -------            -----            --------


     Net interest income                    $        27,058    $          297     $            -    $        27,355
     Net gain on loan sales                               -             1,858                  -              1,858
     Other revenue                                    4,330                 2              1,264              5,596
     Noncash items:
         Depreciation                                 1,369                58                 48              1,475
         Provision for loan loss                      1,225                 -                  -              1,225

     Segment profit, before taxes                    10,858               998                326             12,185
     Segment assets                                 744,396            17,402                133            761,931


2000

     Net interest income                    $        25,769    $          146     $            -    $        25,915
     Net gain on loan sales                               -               659                  -                659
     Other revenue                                    3,973                 6              1,187              5,166
     Non-cash items:
         Depreciation                                 1,243                48                 48              1,339
         Provision for loan loss                      1,200                 -                  -              1,200
     Segment profit, before taxes                    10,655                67                385             11,107
     Segment assets                                 734,581             6,122                179            740,822

1999

     Net interest income                    $        23,310    $          211     $            -    $        23,521
     Net gain on loan sales                               -               942                  -                942
     Other revenue                                    2,959                90              1,134              4,183
     Noncash items:
         Depreciation                                   868                42                 38                948
         Provision for loan loss                      1,060                 -                  -              1,060
     Segment profit, before taxes                     9,328               459                390             10,177
     Segment assets                                 641,132             3,325                202            644,659


NOTE 22 - PENDING MERGER

On October 15, 2001, Lafayette Bancorporation signed a definitive agreement with First Merchants Corporation, located in Muncie, Indiana, to merge with and into First Merchants Corporation. Under the terms of the agreement, upon the closing of this transaction, Lafayette Bank and Trust Company will be a wholly-owned subsidiary of First Merchants Corporation. The transaction is subject to shareholder and regulatory approval and is expected to be effective in the second quarter of 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item relating to Executive Officers is found under the heading "Special Item. Executive Officers of the Registrant" in
Part I of this Report. The following table presents certain information as of December 31, 2001, regarding the current Directors of the Corporation and the most highly compensated executive officers who are not Directors of the Corporation. Unless otherwise indicated in a footnote, the principal occupation of each Director has been the same for the last five years.

Name,
Present Principal                                           Director
Occupation and Age                                           Since(1)
------------------                                           -----

Directors:

Richard A. Boehning(2)                                         1992
  Of Counsel, Bennett Boehning & Clary
  (law firm), Age 64

Joseph A. Bonner(3)                                            1985
 Chairman of the Board of the Bank and
 the Corporation, Age 70

Wilbur L. Hancock(4)                                           1989
  Retired General Manager, Customer Operations
  PSI Energy, A CINERGY Company, Age 63

Roy D. Meeks(5)                                                1981
  President and Owner of Nelmeeks, Inc.
  d/b/a Radisson Inn, Age 69

Robert J. Weeder(6)                                            1989
  Chief Executive Officer and President
  of the Corporation and the Bank, Age 64
--------------------

1 Includes service on the Board of the Bank prior to the Corporation's becoming a holding company for the Bank in 1985.
2 Mr. Boehning has served as a Director of the Bank since 1992 and as a Director of the Corporation since 1994. Mr. Boehning was a partner in the law firm of Bennett Boehning & Clary prior to January 1, 2001.
3 Mr. Bonner has served as a Director of the Bank since 1985 and as a Director of the Corporation since 1987. On January 31, 1997, Mr. Bonner retired as President and Chief Executive Officer of the Corporation and the Bank.
4 Mr. Hancock has served as a Director of the Bank since 1989 and of the Corporation since 1992. From October 1996 through March 1997, when he retired, Mr. Hancock served as Northwest Region Manager and District Manager -- Lafayette for PSI Energy.
5 Mr. Meeks has served as a Director of the Bank since 1981 and as a Director of the Corporation since 1985.
6 Mr. Weeder has served as a Director of the Bank since 1989 and as a Director of the Corporation since 1990. He assumed the positions of Chief Executive Officer of the Corporation and the Bank upon Mr. Bonner's retirement in January 1997. Mr. Weeder had served as Executive Vice President since 1992.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth information regarding compensation paid for the fiscal years indicated to the Corporation's Chief Executive Officer and the other most highly compensated executive officer, based on salary and bonus earned during fiscal 2001.

                           Summary Compensation Table
------------------------------------------- ----------------------------------

                                                                                      Long-Term
                                                                                     Compensation
                                                                                        Awards
                                                     Annual Compensation

                                                                                      Securities
                                                                                      Underlying
                 Name and                                                              Options/           All Other
            Principal Position                Year        Salary        Bonus            SARs(1)          Compensation

Robert J. Weeder,                             2001      $207,500        $75,000           3,050             $20,216(2)
  President and Chief Executive               2000      $187,500        $65,000           1,925             $18,021
  Officer                                     1999      $170,000        $60,000           1,337             $13,978


Robert J. Ralston,                            2001      $120,500        $20,000           1,000             $2,469(3)
  Executive Vice President, Senior            2000      $115,500        $15,000           1,320             $2,432
  Operations Officer and Secretary/           1999      $105,000        $30,000             990             $2,538
  Treasurer of the Bank

Hal D. Job,                                   2001      $99,000          $5,000             500             $2,080(3)
  Regional President, Jasper County           2000      $99,000          $5,000             770             $2,080
  Market, of the Bank                         1999      $77,538(4)         $5,000             825             $1,651


Tony S. Albrecht,                             2001      $91,000         $20,000           1,500             $2,220(3)
  Senior Vice President and Manager,          2000      $85,000         $15,000           1,320             $2,000
  Commercial Loan Department of the           1999      $78,654         $15,000             825             N/A
  Bank


E. James Brisco, Jr.,                         2001      $85,750         $35,000           1,000             $2,415(3)
  Senior Vice President and Manager,          2000      $81,750         $17,000           1,100             $1,975
Mortgage Loan Department of the Bank          1999      $77,750         $20,000             825             $1,955

------------------------------------------- ---------- ------------- ------------- ------------------ ------------------

1 Numbers of options granted have been adjusted to reflect the stock split and stock dividends subsequent to the date of grant.
2 Represents matching contributions of $3,344 under the Lafayette Bank and Trust Company Employees' Salary Savings Plan (the "401(k) Plan"), Bank Director fees in the amount of $7,200, Corporation Director fees of $6,000, and above-market interest credited on deferred Director fees in the amount of $3,672.
3    Represents matching contributions under the 401(k) Plan.
4    Mr. Job joined the Bank in March 1999.

                      Option/SAR Grants In Last Fiscal Year

     The following table presents information on the stock option grants that were made during 2001 pursuant to the Lafayette Bancorporation 1998 Nonqualified Stock Option Plan (the "1998 Plan"). No SARs were granted during 2001.


                                                                                              Potential Realizable
                                                                                            Value at Assumed Annual
                                                                                              Rates of Stock Price
                                                                                                Appreciation for
                                                                                                  Option Term(1)
                                                   Individual Grants
                                                                                            -------------------------
---------------------------- ------------------ --------------- ------------- ------------- ------------ ------------

                                                  % of Total
                                 Number of        Options(2)/
                                Securities       SARs Granted   Exercise or
                                Underlying       to Employees    Base Price
                               Options/SARs       in Fiscal        ($/Sh)      Expiration
           Name                  Granted(2)            Year                         Date          5%           10%
---------------------------- ------------------ --------------- ------------- ------------- ------------ ------------

Robert J. Weeder                    3,050           12.4%          $15.00       2/12/11     $28,762      $72,926
---------------------------- ------------------ --------------- ------------- ------------- ------------ ------------

Robert J. Ralston                   1,000            4.1%          $15.00       2/12/11     $  9,430     $23,910
---------------------------- ------------------ --------------- ------------- ------------- ------------ ------------
---------------------------- ------------------ --------------- ------------- ------------- ------------ ------------

Hal D. Job                            500            2.0%          $15.00       2/12/11     $  4,715     $11,955
---------------------------- ------------------ --------------- ------------- ------------- ------------ ------------
---------------------------- ------------------ --------------- ------------- ------------- ------------ ------------

Tony S. Albrecht                    1,500            6.1%          $15.00       2/12/11     $14,145      $35,865
---------------------------- ------------------ --------------- ------------- ------------- ------------ ------------
---------------------------- ------------------ --------------- ------------- ------------- ------------ ------------

E. James Brisco, Jr.                1,000            4.1%          $15.00       2/12/11     $  9,430     $23,910
---------------------------- ------------------ --------------- ------------- ------------- ------------ ------------

1 The amounts in the table are not intended to forecast possible future appreciation, if any, of the Corporation's Common Shares. Actual gains, if any, are dependent upon the future market price of the Corporation's Common Shares and there can be no assurance that the amounts reflected in this table will be achieved.
2 The 1998 Plan provides for the grant of options to Directors and key employees. Except for vesting provisions, the terms of Director and key employee options are identical. All options granted during 2001 were granted on February 12, 2001, with an exercise price for each option being the estimated fair market value of one Common Share on that date. During 2001, Mr. Weeder received option grants both as a Director and as a key employee. Director options become fully exercisable on the date that is two years from the date of grant or upon the earlier occurrence of a Director's 70th birthday. The options granted during 2001 to key employees have the same terms. The key employee options become exercisable in twenty percent increments, with twenty percent becoming exercisable one year from the grant date and an additional twenty percent becoming exercisable on the four subsequent anniversaries of the grant date; provided, however, that all options become immediately exercisable upon the earlier occurrence of the optionee's 65th birthday or (b) an "Applicable Event," which is defined in the 1998 Plan as (i) the expiration of a tender offer or exchange offer (other than an offer by the Corporation) pursuant to which at least 50 percent of the Corporation's issued and outstanding stock has been purchased, or (ii) the approval by the shareholders of the Corporation of an agreement to merge or consolidate the Corporation with or into another entity where the Corporation is not the surviving entity, or an agreement to sell or otherwise dispose of all or substantially all of the Corporation's assets (including a plan of liquidation). The options expire ten years from the date of grant unless terminated earlier upon the death, retirement or termination of employment of the optionee. The options are nontransferable and may be exercised only by the optionee during his lifetime.

             Aggregated Option/SAR Exercises In Last Fiscal Year and
                        Fiscal Year-End Option/SAR Values

     No options or SARs were exercised during 2001 by the executive officers named in the Summary Compensation Table above. The following table sets forth information for 2001 with respect to the value of unexercised options and SARs as of December 31, 2001.


------------------------- -------------------------------------- ------------------------------------------------------

                           Number of Unexercised Options/SARs                    Value of Unexercised
                                 at Fiscal Year-End (#)(1)           In-the-Money Options/SARs at Fiscal Year-End ($)(2)
------------------------- -------------------------------------- ------------------------------------------------------

          Name                        Exercisable/                                   Exercisable/
                           Unexercisable Unexercisable
------------------------- -------------------------------------- ------------------------------------------------------

Robert J. Weeder                      37,706/6,812                                 $701,806/$72,387
------------------------- -------------------------------------- ------------------------------------------------------
------------------------- -------------------------------------- ------------------------------------------------------

Robert J. Ralston                     30,097/3,912                                 $613,308/$39,256
------------------------- -------------------------------------- ------------------------------------------------------
------------------------- -------------------------------------- ------------------------------------------------------

Hal D. Job                              484/1,611                                   $2,411/$13,694
------------------------- -------------------------------------- ------------------------------------------------------
------------------------- -------------------------------------- ------------------------------------------------------

Tony S. Albrecht                        594/3,051                                   $3,555/$30,420
------------------------- -------------------------------------- ------------------------------------------------------
------------------------- -------------------------------------- ------------------------------------------------------

E. James Brisco, Jr.                   5,968/3,417                                  $78,437/$34,146
------------------------- -------------------------------------- ------------------------------------------------------

1 The 1998 Option Plan provides for the grant of nonqualified options to Directors and key employees. For a discussion of the material terms of options granted under the 1998 Plan, see Note 2 to the Option/SAR Grants In Last Fiscal Year table above. Mr. Weeder has received option grants in his capacities as both a Director and key employee. The Lafayette Bancorporation Officers' Stock Appreciation Rights Plan, as amended (the "SAR Plan"), provides for the grant of SARs from time to time to executive and senior management officers of the Corporation in the sole discretion of the Stock Option Committee. Each SAR is granted at a base value equal to the fair market value of one Common Share on the date of grant and has a subsequent value equal to 100 percent (or such other percentage specified by the Stock Option Committee) of the excess of the then-current fair market value of one Common Share over the base price of the SAR. The SARs granted to Messrs. Weeder and Ralston vested in annual twenty percent increments and are now fully vested. SARs become fully exercisable without regard to vesting restrictions upon the occurrence of (i) the expiration of a tender offer or exchange offer (other than an offer by the Corporation) pursuant to which at least 5 percent of the Corporation's issued and outstanding stock has been purchased, or (ii) the approval by the shareholders of the Corporation of an agreement to merge or consolidate the Corporation with or into another corporation where the Corporation is not the surviving corporation, or an agreement to sell or otherwise dispose of all or substantially all of the Corporation's assets (including a plan of liquidation). SARs also become fully vested when an officer reaches age 62. Under the merger agreement with First Merchants Corporation, at the effective date of the merger, the SARs will be cashed out for the difference between the base price of the SARs and the $30.00 provided for in the merger agreement, or $530,013.00 in the aggregate for Mr. Ralston and $473,673 in the aggregate for Mr. Weeder.
2 Represents the difference between the last per share sales price of a Common Share on December 31, 2001 ($27.15), which is the last sales price in 2001 known to the Corporation's management, and the exercise price of options/SARs having an exercise price less than that sales price, multiplied by the number of options/SARs.

                                  Pension Plan

     The Bank maintains a noncontributory defined benefit pension plan, the Lafayette Bank and Trust Company Employees' Pension Plan (the "Pension Plan"). All employees who have attained the age of 21 and have completed one year of service are eligible to participate in the Pension Plan. The following table indicates the estimated annual benefits payable under the Pension Plan to a participant at the normal retirement age of 65 who has the specified remuneration and years of service.

------------------------------------------------------------------------------
                              Pension Plan Table (1)

                                Years of Service
______________________________________________________________________________

Pay                                     15              20               25               30             35
---                                     --              --               --               --             --

 25,000                               7,550            9,920            12,400           14,880        17,360
 50,000                              15,690           20,920            26,150           31,380        36,610
 75,000                              23,940           31,920            39,900           47,880        55,860
100,000                              32,190           42,920            53,650           64,380        75,110
125,000                              40,440           53,920            67,400           80,880        94,360
150,000                              48,690           64,920            81,150           97,380       113,610
160,000                              51,990           69,320            86,650          103,980       121,310
170,000                              55,290           73,720            92,150          110,580       129,010
200,000                              55,290           73,720            92,150          110,580       129,010
------------------------------------------------------------------------------

1 Pay limited to statutory IRC ss. 401(a)(17) limit in calculation of benefits. Federal law limits annual compensation taken into account for benefit purposes to $160,000 for plan years beginning January 1, 1997 and thereafter, until indexed to the next $10,000 increment. (IRC ss.401(a)(17)).

     The retirement benefit formula used for the Pension Plan is based upon a participant's average monthly compensation for the five consecutive calendar years that produce the highest average and the participant's years of service with the Bank. The retirement benefit formula is composed of two parts, a "base benefit" and an "excess benefit." The base benefit is equal to 1.6 percent of a participant's average monthly compensation during the applicable five-year period multiplied by the participant's number of years of service. The excess benefit is equal to 0.6 percent of the amount by which the participant's average monthly compensation exceeds $750.00 multiplied by the participant's number of years of service (not to exceed 35 years). A participant's compensation is based on total taxable wages or salary (including any overtime and bonuses but excluding proceeds received through the exercise of SARs) plus any salary reduction contributions made by the participant under the Bank's 401(k) plan and any contribution made to a section 125 plan maintained by the Bank. Federal law limits the amount of annual compensation that can be counted for some highly compensated employees. The years of credited service for years of service through the end of 2001 applicable for determining the retirement benefits for the executive officers named in the Summary Compensation Table are as follows:
Mr. Weeder: 16 years; Mr. Ralston: 23 years; Mr. Job: 2 years; and Mr. Albrecht:
3 years.

Compensation of Directors

     During 2001, Directors of the Corporation received $500 per month regardless of committee participation or attendance at meetings. Non-employee Directors of the Bank received $1,600 per month and employee Directors of the Bank received $600 per month. Outside Directors of the Bank received a $2,000 performance award and the Chairman received a performance award in the amount of $10,000 for the year 2001. The grant of performance awards was based upon recommendations of the Salary Committee based upon the criteria for the employees' performance award program.

     In October 1994, the Bank adopted a deferred compensation plan for Directors through Bank Compensation Strategies Group, Inc. (the "1994 Plan"). To fund the 1994 Plan, the Bank purchased single-premium universal life insurance policies for each of the participants. The interest rate payable under the 1994 Plan is tied to the Wall Street Prime Rate plus 150 basis points, and is adjusted on September 30 of each calendar year. The adjusted interest rate as of September 30, 2001, was 7.50 percent (Wall Street Prime Rate (6.00 percent) plus 150 basis points). All of the Directors of the Corporation and the Bank, except for Mr. Kessler, deferred 2001 Director fees pursuant to the 1994 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Beneficial Ownership of Directors and Executive Officers

     The following table provides information as of December 31, 2001, for the beneficial ownership of the Corporation's Common Stock by all Directors, all executive officers named in the Summary Compensation Table in Item 11 above and all directors and executive officers as a group. Unless otherwise indicated in a footnote, the individual possesses sole voting and investment powers with respect to shares indicated as beneficially owned by the individual and is deemed to share voting and investment powers over shares indicated as held by a spouse, children or other family members residing with the individual.

                                                                                 Number of Shares
                                   Name                                         Beneficially Owned       Percentage

Directors:
---------
Richard A. Boehning                                                                   16,983(1)              *

Joseph A. Bonner                                                                      37,706(2)              *

Wilbur L. Hancock                                                                     14,457(3)              *

Roy D. Meeks                                                                          50,061(4)             1.3%

Robert J. Weeder                                                                      31,532(5)              *

Named Executive Officers Who Are Not Directors:
----------------------------------------------
Robert J. Ralston                                                                     14,965(6)              *

Hal D. Job                                                                             1,419(7)              *

Tony S. Albrecht                                                                       2,679(8)              *

E. James Brisco, Jr.                                                                   5,968(9)              *

All Directors & Executive Officers as a Group (14 Persons)                           201,137(10)            5.0%

*Less than 1 percent

(1) Includes 4,565 shares held by the Albrecht Family Trust, for which Mr. Boehning serves as trustee, and 9,517 shares that Mr. Boehning has the right to acquire upon the exercise of options.
(2) Includes 14,247 shares held jointly by Mr. Bonner and his spouse, 9,666 shares held by Mr. Bonner's spouse and 10,944 shares that Mr. Bonner has the right to acquire upon the exercise of stock options.
(3) Includes 3,596 shares held jointly by Mr. Hancock and his spouse and 10,128 shares that Mr. Hancock has the right to acquire upon the exercise of stock options.
(4) Includes 26,420 shares held jointly by Mr. Meeks and his spouse, 2,395 shares held by Mr. Meeks' spouse and 11,761 shares that Mr. Meeks has the right to acquire upon the exercise of stock options.
(5) Includes 2,867 shares held jointly by Mr. Weeder and his spouse, 4,851 shares held by Mr. Weeder's spouse and 19,724 shares that Mr. Weeder has the right to acquire upon exercise of stock options.
(6) Includes 1,896 shares held jointly by Mr. Ralston and his spouse and 9,975 shares that Mr. Ralston has the right to acquire upon the exercise of stock options.
(7) Includes 550 shares held jointly by Mr. Job and his spouse and 484 shares that Mr. Job has the right to acquire upon the exercise of stock options.
(8) Includes 594 shares that Mr. Albrecht has the right to acquire upon the exercise of stock options.
(9) Represents shares that Mr. Brisco has the right to acquire upon the exercise of stock options.
(10) Includes 102,468 shares that members of the group have the right to acquire upon the exercise of stock options and 71,546 shares as to which voting and investment powers are shared.

Principal Owners Of Common Shares

     As of March 1, 2002, the Corporation had no knowledge of any shareholder or group of shareholders who beneficially owned more than five percent of the Corporation's Common Shares. (The Bank's Trust Department, however, holds more than five percent of the Corporation's Common Shares in its fiduciary capacity).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During 2001, the Bank had banking transactions in the ordinary course of business with Directors, officers and principal shareholders of the Corporation and their associates. These transactions have been made on substantially the same terms, including interest rates, collateral and repayment terms on extensions of credit, as those prevailing at the same time for comparable transactions with others and did not involve more than the normal risk of collectability or present other unfavorable features.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)1. Financial Statements. See Item 8 above.

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

          (b)  Reports on Form 8-K.

     On October 15, 2001, the Corporation filed a Report on Form 8-K to report the signing of the definitive agreement pursuant to which the Corporation will be merged into First Merchants Corporation, Muncie, Indiana.












                      [This space left intentionally blank]

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Dated: March 19 , 2002            LAFAYETTE BANCORPORATION

                                  By:/s/ Robert J. Weeder
                                     Robert J. Weeder, President


     In accordance with the Exchange Act, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: March 19 , 2002            /s/ Robert J. Weeder
                                  Robert J. Weeder, President (Principal
                                  Executive Officer) and Director


Dated: March 19 , 2002            /s/ Marvin S. Veatch
                                  Marvin S. Veatch, Controller (Principal
                                  Accounting Officer and Principal Financial
                                  Officer)


Dated: March 19 , 2002            /s/ Richard A. Boehning
                                  Richard A. Boehning, Director


Dated: March 19 , 2002            /s/ Joseph A. Bonner
                                  Joseph A. Bonner, Director


Dated: March 19 , 2002            ____________________________________
                                  Wilbur L. Hancock, Director


Dated: March 19 , 2002            /s/ Roy D. Meeks
                                  Roy D. Meeks, Director

                                  EXHIBIT INDEX

Exhibit
Number           Description

2.1 Agreement of Reorganization and Merger between First Merchants Corporation and the Corporation is incorporated by reference to Exhibit 2 of the Form 8-K filed on October 15, 2001.

3.1 Restated Articles of Incorporation of the Corporation, as amended May 5, 2000.

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